Form 10-Q
period 2000-07-01
MATTRESS DISCOUNTERS CORP
filed 2000-08-14
CIK 1094983

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000
                         Commission File No. 333-95945



                        MATTRESS DISCOUNTERS CORPORATION
             (Exact name of registrant as specified in its charter)


                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)


                                   52-1710722
                      (I.R.S. Employer Identification No.)


                               9822 Fallard Court
                            Upper Marlboro, MD 20722
                    (Address of principal executive offices)


                                 (301) 856-6755
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            No     X                                Yes
               ----------                               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Outstanding at 07/01/00                           Class
     -----------------------                           -----
               100                          Common Stock, $.01 Par Value

                        MATTRESS DISCOUNTERS CORPORATION
                        --------------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                                                                 Page
                                                                                                                 ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Consolidated Balance Sheets
          as of January 1, 2000 and July 1, 2000 (unaudited).......................................................  3

          Consolidated Statements of Operations (unaudited)
          For the Three Months and Six Months Ended
          June 30, 1999 and July 1, 2000...........................................................................  4

          Consolidated Statements of
          Cash Flows - (unaudited) For the Six Months
          Ended June 30, 1999 and July 1, 2000.....................................................................  5

          Consolidated Statement of Stockholder's
          Equity - (unaudited) For the Six Months
          Ended July 1, 2000.......................................................................................  6

          Notes to Consolidated
          Financial Statements (Unaudited).........................................................................  7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................................  10

Item 3    Quantitative and Qualitative Disclosures About
          Market Risks.............................................................................................  14


PART II   OTHER INFORMATION

Item 1    Legal Proceedings........................................................................................  15

Item 2    Changes in Securities....................................................................................  15

Item 3    Defaults upon Senior Securities..........................................................................  15

Item 4    Submission of Matters to a Vote of Security Holders......................................................  15

Item 5    Other Information........................................................................................  15

Item 6    Exhibits and Reports on Form 8-K.........................................................................  15

Signatures.........................................................................................................  16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     As of January 1, 2000 and July 1, 2000

                                                                             January 1,          July 1,
                                                                             ----------          -------
                                                                                2000              2000
                                                                                ----              ----
                                                                                               (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents...............................................  $  7,511,772     $ 10,247,833
  Accounts receivable.....................................................     5,333,775       10,069,750
  Inventories.............................................................    16,257,356       17,750,927
  Prepaid expenses and other current assets...............................       828,111          692,436
  Due from affiliate......................................................     3,086,561        2,042,539
  Deferred tax asset......................................................       840,000          840,000
                                                                            ------------     ------------

     Total current assets.................................................    33,857,575       41,643,485
Property and equipment, net...............................................    10,583,397       10,475,974
Debt issue costs and other assets.........................................    10,423,837       10,277,776
Goodwill and other intangibles, net.......................................    56,142,894       55,383,904
Deferred tax asset........................................................    91,925,000       92,173,686
                                                                            ------------     ------------
     Total assets.........................................................  $202,932,703     $209,954,825
                                                                            ============     ============

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt.......................................  $    267,755     $    177,525
  Accounts payable........................................................    17,067,993       22,795,913
  Accrued expenses........................................................    19,403,490       23,736,588
                                                                            ------------     ------------
     Total current liabilities............................................    36,739,238       46,710,026

Long-term debt, excluding current portion.................................   133,373,541      133,595,432
Other noncurrent liabilities..............................................     4,421,813        4,125,075
                                                                            ------------     ------------
     Total liabilities....................................................   174,534,592      184,430,533
                                                                            ------------     ------------
Stockholder's equity:
  Common stock............................................................             1                1
  Additional paid-in capital..............................................    29,845,297       27,145,296
  Accumulated deficit.....................................................    (1,447,187)      (1,621,005)
                                                                            ------------     ------------
     Total stockholder's equity                                               28,398,111       25,524,292
                                                                            ------------     ------------
     Total liabilities and stockholder's equity...........................  $202,932,703     $209,954,825
                                                                            ============     ============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Three and Six Months Ended
                         June 30, 1999 and July 1, 2000


                                            Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                            -------------------  -------------------  -----------------  -----------------
                                               June 30, 1999        July 1, 2000        June 30, 1999      July 1, 2000
                                            -------------------  -------------------  -----------------  -----------------
                                                (Unaudited)          (Unaudited)         (Unaudited)        (Unaudited)

Net sales......................................    $63,692,629          $66,197,046       $129,060,457       $138,026,941
Cost of sales..................................     40,767,677           41,424,921         84,424,052         88,348,231
                                                   -----------          -----------       ------------       ------------
     Gross profit..............................     22,924,952           24,772,125         44,636,405         49,678,710
General and administrative expenses............     16,258,302           19,275,024         33,661,989         40,406,596
                                                   -----------          -----------       ------------       ------------
     Income from operations....................      6,666,650            5,497,101         10,974,416          9,272,114
Other income (expense):
      Interest income..........................         23,665              191,616             43,776            317,392
      Interest expense.........................        (14,606)          (5,041,010)           (31,200)       (10,012,010)
                                                   -----------          -----------       ------------       ------------
Income (loss) before provision for
    (benefit from) income taxes................      6,675,709              647,707         10,986,992           (422,504)
Provision for (benefit from) income taxes......      3,397,914              346,351          5,391,246           (248,686)
                                                   -----------          -----------       ------------       ------------
     Net income (loss).........................    $ 3,277,795          $   301,356       $  5,595,746       $   (173,818)
                                                   ===========          ===========       ============       ============



                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Six Months Ended June 30, 1999 and July 1, 2000

                                                                                         Six Months Ended       Six Months Ended
                                                                                         ----------------       ----------------
                                                                                           June 30, 1999          July 1, 2000
                                                                                           -------------          ------------
                                                                                            (Unaudited)            (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                                       $ 5,595,746           $  (173,818)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization...............................................         2,469,776             2,364,038
          Accretion of discount on Senior Notes.......................................               ---               279,849
          Amortization of debt issue costs............................................               ---               663,066
          Deferred income taxes.......................................................          1,709,112             (248,686)
          Loss (gain) on disposition of property and equipment........................             16,353              (21,977)
          Changes in operating assets and liabilities:
             Accounts receivable......................................................         (4,349,833)          (4,735,975)
             Inventories..............................................................         (1,490,983)          (1,493,571)
             Prepaid expenses and other current assets................................             (9,901)             135,675
             Due from affiliate.......................................................          4,106,829            1,044,022
             Accounts payable.........................................................          3,554,229            5,727,920
             Accrued expenses.........................................................         (6,388,570)           4,333,098
             Other noncurrent liabilities.............................................           (248,976)            (296,738)
                                                                                               ----------            ---------
                      Net cash provided by operating activities:                                4,963,782            7,576,903
                                                                                               ----------            ---------
Cash flows from investing activities:
          Property and equipment expenditures.........................................         (1,803,763)          (1,524,209)
          Expenditures for intangible assets..........................................           (311,382)                 ---
          Other.......................................................................              3,487               54,073
                                                                                               ----------           ----------
                      Net cash used in investing activities...........................         (2,111,658)          (1,470,136)
                                                                                               ----------           ----------
Cash flows from financing activities:
          Payments on long-term debt and capital lease obligations....................           (139,159)            (148,188)
          Payment of debt issue costs.................................................                ---             (522,517)
          Repurchase of stock options.................................................                ---           (2,700,001)
                                                                                               ----------           ----------
                      Net cash used in financing activities...........................           (139,159)          (3,370,706)
                                                                                               ----------           ----------

Net increase in cash and cash equivalents                                                       2,712,965            2,736,061
Cash and cash equivalents, beginning of period........................................         (1,271,425)           7,511,772
                                                                                              -----------          -----------
Cash and cash equivalents, end of period..............................................        $ 1,441,540          $10,247,833
                                                                                              ===========          ===========

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

               For the Six Months Ended July 1, 2000 (unaudited)


                                                               Additional                               Total
                                                               ----------                               -----
                                                Common           Paid-In          Accumulated        Stockholder's
                                               -------           -------          -----------        -------------
                                                Stock            Capital           Deficit               Equity
                                                -----            -------           -------               ------
Balances as of January 1, 2000...........      $        1       $29,845,297       $(1,447,187)       $28,398,111
Repurchase of stock options                                      (2,700,001)                          (2,700,001)
Net loss.................................                                            (173,818)          (173,818)
                                              -----------      ------------       -----------        -----------
Balances as of July 1, 2000..............      $        1       $27,145,296       $(1,621,005)       $25,524,292
                                              ===========      ============       ===========        ===========



                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Financial Statement Presentation

  Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at July 1, 2000, and the periods presented herein include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts,
Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. The financial position and operating results of the entities for periods prior to August 5, 1999, were combined in the financial statements as each entity was under common ownership and control by Heilig-Meyers Company ("Heilig-Meyers") through August 5, 1999. Immediately prior to the closing of the recapitalization of the Company's parent on August 6, 1999, Heilig-Meyers contributed all of the issued and outstanding stock of Mattress Discounters, T.J.B. and Bedding Experts to the capital of Heilig-Meyers Associates, Inc., a Virginia corporation ("HMA"). Immediately after this capital contribution, Mattress Discounters, T.J.B. and Bedding Experts became wholly owned subsidiaries of HMA. Immediately after the recapitalization of the Company's parent, the issued and outstanding stock of T.J.B. and Bedding Experts was contributed to the capital of Mattress Discounters. Accordingly, subsequent to August 6, 1999, the financial statements have been consolidated. For consistency of presentation, the combined financial statements throughout this quarterly report are referred to as consolidated, rather than combined financial statements. However, the existence of common ownership and control of the entities through August 5, 1999, could have resulted in operating results or financial position of the entities that would be significantly different from those that would have been achieved if the enterprises were autonomous.

  The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the ten-month period ended January 1, 2000.

  The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at July 1, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

  On November 5, 1999, the Company elected to change its fiscal year end from the last day of February to the closest Saturday to December 31, beginning with the year ended January 1, 2000.

  On July 28, 2000, the Company entered into 15 leases in the Chicago market.


2.  Severance Expense

     During the six-months ended July 1, 2000, the Company entered into separation agreements with certain of the Company's executives, in connection with the resignations of those executives. The Company has paid and recorded severance expense of approximately $1.8 million during the first six months of calendar 2000, including $90,000 from the repurchase of Holdings' stock options, and paid approximately $2.7 million to repurchase the Holdings' stock options granted to these executives in connection with the Recapitalization. The repurchase of stock options has been recorded as a reduction of additional paid-in capital.


3.   Inventories

     Inventories are summarized as follows, as of January 1, 2000 and July 1, 2000:


                          January 1, 2000     July 1, 2000
                                               (Unaudited)
  Finished Goods             $14,291,184       $16,282,239
  Work in Process                175,876           182,567
  Raw Materials                1,790,296         1,286,121
                             -----------       -----------
                             $16,257,356       $17,750,927
                             ===========       ===========

4.   Income Taxes

  The provision for income taxes in the consolidated financial statements for periods prior to August 6, 1999, reflect tax calculations on a stand-alone basis and do not reflect actual taxes owed by the Company on the Heilig-Meyers Company consolidated tax return through August 5, 1999.

  The effective rate for income taxes for the six months ended July 1, 2000 was 58.9%, compared to 49.1% for the six months ended June 30, 1999, due to nondeductible goodwill and state income taxes. The increase in the effective income tax rate during the six months ended July 1, 2000, is a result of increased nondeductible expenses relative to pretax income (loss).


5.   Segment Information

     Retail--Sale of mattresses and bedding products through 262 and 241 retail locations as of July 1, 2000 and June 30, 1999, respectively.

     Manufacturing--Manufacture and sale of mattresses, box springs and foundations to the retail segment and to Heilig-Meyers and affiliates at current market prices.

  The accounting policies of these segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

  Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                                                                               Interco.
                         Period              Retail                Manufacturing               --------    Consolidated
                         ------              ------          --------------------------          Elim.     ------------
                                                                                                 -----
                                                          Retail
                                                          ------
                                                         Segment    Affiliates       Total
                                                        --------    ----------       -----
Revenues.......    3 months ended 7/1/00      $ 62,404     $ 9,943     $ 3,793       $13,736     $ 9,943        $ 66,197
                  3 months ended 6/30/99        60,803      10,097       2,889        12,986      10,097          63,692

                   6 months ended 7/1/00       125,573      19,564      12,454        32,018      19,564         138,027
                  6 months ended 6/30/99       117,491      18,892      11,569        30,461      18,892         129,060

                                                                                         Corporate/
                                      Period               Retail     Manufacturing      ----------      Consolidated
                                     -------               ------     -------------         Other        ------------
                                                                                            -----
Segment profit/(1)/...........    3 months ended 7/1/00     $ 2,802            $2,695         $     --        $  5,497
                                 3 months ended 6/30/99       4,273             2,394                            6,667

                                  6 months ended 7/1/00       2,747             6,525               --           9,272
                                 6 months ended 6/30/99       5,498             5,476               --          10,974
Depreciation and                  3 months ended 7/1/00         925               234               --           1,159
    Amortization..............   3 months ended 6/30/99         977               257               --           1,234

                                  6 months ended 7/1/00       1,869               495               --           2,364
                                 6 months ended 6/30/99       1,933               537               --           2,470

Capital expenditures..........    3 months ended 7/1/00         965                89               --           1,054
                                 3 months ended 6/30/99         354               237               --             591

                                  6 months ended 7/1/00       1,375               149               --           1,524
                                 6 months ended 6/30/99       1,403               401               --           1,804

Identifiable assets/(2)/......                 7/1/2000      24,218             4,009          181,728         209,955
                                              6/30/1999      25,184             4,044           71,311         100,539

----------------

(1) Segment profit represents earnings before interest and the provision for income taxes.
(2) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.


6.    Summarized Financial Information

  The Company's Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters' current and future, direct and indirect subsidiaries. Each of Mattress Discounters' current subsidiaries is wholly owned. The following table sets forth the "summarized financial information" of Mattress Discounters ("Parent").


                                                  January 1, 2000               July 1, 2000
                                                  ---------------               ------------
                                                                                 (unaudited)
                                                   (in thousands)               (in thousands)
  Balance Sheet Data:
      Current assets                               $   25,872                    $   30,722
      Noncurrent assets                               164,681                       164,318
      Current liabilities                              26,723                        33,974
      Noncurrent liabilities                          135,432                       135,542
      Total stockholder's equity                       28,398                        25,524


                                Three-months    Three-months    Six-months      Six-months
                                   ended           ended           ended           ended
                                June 30, 1999   July 1, 2000    June 30, 1999   July 1, 2000
                                -------------   -------------   -------------   -------------
                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                (in thousands)  (in thousands)  (in thousands)  (in thousands)
  Operating Data:
      Net sales                      $37,211        $ 55,185        $ 77,630         $88,378
      Gross profit                    14,091          19,688          27,523          32,762
      Net income (loss)                2,115             301           3,783            (174)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

  Mattress Discounters Corporation (MDC) operates in two segments: mattress retailing and mattress manufacturing. We currently operate our retail business through a nationwide network of 262 stores in 15 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand and for third parties under separate brands. During the six months ended July 1, 2000, our manufacturing facilities provided 29% of the cost of our retail purchases.

  On August 6, 1999, our parent company, Mattress Holding Corporation or Holdings, consummated a merger and recapitalization pursuant to a transaction agreement, dated as of May 28, 1999, among Heilig-Meyers, Heilig-Meyers Associates, Inc. and MD Acquisition Corporation, a Virginia corporation owned by various Bain Capital investment funds and affiliates and other institutional investors.

  A portion of the following discussion and analysis of financial condition and results of operations relates to periods prior to the completion of the transactions contemplated by the transaction agreement. As a result of consummating a merger and recapitalization of our parent, we entered into a financing arrangement and accordingly, have a different capital structure. Accordingly, the results of operations subsequent to the consummation of the transactions contemplated by the transaction agreement will not necessarily be comparable to prior periods.

  The financial position and operating results of the entities as of dates and for periods ended subsequent to January 3, 1998, but prior to August 5, 1999, were combined in the financial statements as each entity was under common ownership and control by Heilig-Meyers through August 5, 1999. Effective
August 6, 1999, the financial statements have been prepared on a consolidated basis pursuant to the transactions discussed elsewhere in this quarterly report.


Three Months Ended July 1, 2000 Compared to Three Months Ended June 30, 1999

  Net sales:   The Company's net sales for the three months ended July 1, 2000 increased $2.5 million or 3.9% to $66.2 million from $63.7 million for the three months ended June 30, 1999. The increase represents an increase in our retail net sales of $1.6 million and an increase of $0.9 in the external net sales of our manufacturing operation. Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $62.4 million, $9.9 million, and $3.8 million, respectively, in the three months ended July 1, 2000, and $60.8 million, $10.1 million and $2.9 million, respectively, in the three months ended June 30, 1999.

  Overall, MDC's retail sales for the three months ended July 1, 2000 increased $1.6 million or 2.6%. The increase in retail sales for the three months ended July 1, 2000 is attributable to (1) a $3.4 million net increase resulting from net store openings since June 30, 1999, and (2) a $1.8 million decrease in comparable store sales. The decrease in comparable store sales is comprised of a 0.6% increase in our markets excluding Chicago for the three months ended
July 1, 2000, offset by a 27.7% decrease in comparable store sales in Chicago for the three months ended July 1, 2000. Most of the decline in Chicago's sales occurred in April, when the Company chose not to run a low margin promotion that had been utilized in the prior year. In May and June, Chicago's comparable store sales declines were 9.4% and 9.1%, respectively. Management continues to drive key initiatives to improve Chicago's operating performance.

  Net sales generated by the Company's manufacturing operations during the three months ended July 1, 2000, increased $0.7 million to $13.7 million from $13.0 million for the three months ended June 30, 1999. The majority of manufacturing output is consumed by our retail operations. The output related to retail sales decreased by $0.2 million due primarily to a shift in mix from Comfort Source to Sealy products. Sales to external retailers increased $0.9 million to $3.8 million from $2.9 million.

  Gross profit:   Gross profit for the three months ended July 1, 2000 increased
$1.9 million or 8.1% to $24.8 million from $22.9 million for the three months ended June 30, 1999. As a percentage of net sales, gross profit was 37.4% in the three months ended July 1, 2000, compared to 36.0% in the three months ended June 30, 1999. Retail gross profit for the three months ended July 1, 2000 was $21.7 million, an increase of $1.5 million or 7.6%, while manufacturing gross profit was $3.1 million, an increase of $0.3 million or 11.5% over last year.

  Retail gross profit expressed as a percentage of net retail sales was 34.7% in the three months ended July 1, 2000, compared to 33.2% in the three months ended June 30, 1999. The increase in the gross profit percentage is primarily due to a shift in mix to higher margin bedding products and improved margins on the new product line-up.

  Manufacturing gross profit expressed as a percentage of manufacturing sales was 22.3% in the three months ended July 1, 2000, compared to 21.2% in the three months ended June 30, 1999. This increase in gross profit percentage is primarily due to a shift to higher price point and higher margin products and lower materials costs during the three months ended July 1, 2000, compared to the three months ended June 30, 1999.

  General and administrative expenses:   General and administrative expenses for
the three months ended July 1, 2000 increased $3.0 million or 18.6% to $19.3 million from $16.3 million for the three months ended June 30, 1999. As a percentage of net sales, general and administrative expenses were 29.0% in the three months ended July 1, 2000, compared to 25.7% in the three months ended June 30, 1999. The increase is a result of increased payroll expense largely from $0.4 million in severance costs and $0.8 million in increased sales commissions due to higher overall sales and improved margins, as well as increased consulting/management fees, and employee recruiting expenses.

  Interest expense:   Interest expense for the three months ended July 1, 2000
increased to $5.0 million due to interest expense on the Senior Notes.

  Provision for income taxes:   The effective income tax rate for the three
months ended July 1, 2000, was 53.5% compared to 50.9% for the three months ended June 30, 1999. The Company's effective tax rate differs from the federal statutory rate primarily as a result of non-deductible goodwill. The increase in the effective income tax rate during the three months ended July 1, 2000, is a result of increased nondeductible expenses relative to pretax income.

  Net income:   Primarily as a result of the reasons discussed above, net income decreased to $0.3 million or 0.5% of net sales in the three months ended July 1, 2000, from $3.3 million or 5.1% of net sales in the three months ended June 30, 1999.


Six Months Ended July 1, 2000 Compared to Six Months Ended June 30, 1999

  Net sales:   Net sales for the six months ended July 1, 2000 increased $8.9 million or 6.9% to $138.0 million from $129.1 million for the six months ended June 30, 1999. The increase is comprised of greater retail net sales of $8.1 million and an increase of $0.9 million in the external net sales of our manufacturing operation. Net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $125.6 million, $19.6 million, and $12.5 million, respectively, in the six months ended July 1, 2000, and $117.5 million, $18.9 million and $11.6 million, respectively, in the six months ended June 30, 1999.

  Overall, retail sales for the six months ended July 1, 2000 increased $8.1 million or 6.9%. The increase in retail sales for the six months ended July 1, 2000 is attributable to (1) a $6.5 million net increase resulting from net store openings since June 30, 1999, and (2) a $1.6 million increase in comparable store sales. The increase in comparable store sales is comprised of a 4.6% increase in our markets excluding Chicago for the six months ended July 1, 2000, offset by a 19.2% decrease in comparable store sales in Chicago for the six months ended July 1, 2000. Management continues to drive key initiatives to improve Chicago's operating performance.

  Net sales generated by manufacturing operations during the six months ended July 1, 2000 increased $1.6 million to $32.0 million from $30.5 million for the six months ended June 30, 1999. The majority of our manufacturing output is consumed by our retail operations. The output related to retail sales increased by $0.7 million due primarily to overall growth in retail sales, which was offset by a shift in mix from Comfort Source to Sealy products. Sales to external retailers increased $0.9 million to $12.5 from $11.6 million.

  Gross profit:   Gross profit for the six months ended July 1, 2000 increased
$5.0 million or 11.3% to $49.7 million from $44.6 million for the six months ended June 30, 1999. As a percentage of net sales, gross profit was 36.0% in the six months ended July 1, 2000, compared to 34.6% in the six months ended June 30, 1999. Retail gross profit for the six months ended July 1, 2000 was $42.2 million, an increase of $3.7 million or 9.7%, while manufacturing gross profit was $7.5 million, an increase of $1.3 million or 21.3% over last year.

  Retail gross profit expressed as a percentage of net retail sales was 33.6% in the six months ended July 1, 2000, compared to 32.7% in the six months ended June 30, 1999. The increase in the gross profit percentage is primarily due to a shift in mix to higher margin bedding products and improved margins on the new product line-up.

  Manufacturing gross profit expressed as a percentage of manufacturing sales was 23.4% in the six months ended July 1, 2000, compared to 20.3% in the six months ended June 30, 1999. This increase in gross profit percentage is primarily due to shift to higher price point and higher margin products and lower materials costs during the six months ended July 1, 2000, compared to the six months ended June 30, 1999.

  General and administrative expenses:   General and administrative expenses for
the six months ended July 1, 2000 increased $6.7 million or 20.0% to $40.4 million from $33.7 million for the six months ended June 30, 1999. As a percentage of net sales, general and administrative expenses were 29.3% in the six months ended July 1, 2000, compared to 26.1% in the six months ended June 30, 1999. The increase is a result of increased payroll expense largely from $1.8 million in severance costs and $1.9 million in increased sales commissions due to higher overall sales and improved margins, as well as increased consulting/management fees, and employee recruiting expenses.

  Interest expense:   Interest expense for the six months ended July 1, 2000
increased to $10.0 million due to interest expense on the Senior Notes.

  Provision for (benefit from) income taxes:   The Company's effective income
tax rate for the six months ended July 1, 2000, was 58.9% compared to 49.1% for the six months ended June 30, 1999. The effective tax rate differs from the federal statutory rate primarily as a result of non-deductible goodwill. The increase in the effective income tax rate during the six months ended July 1, 2000, is a result of increased nondeductible expenses relative to pretax income
(loss).

  Net income (loss):   Primarily as a result of the reasons discussed above, net
income (loss) decreased to ($.2) million or (0.1%) of net sales in the six months ended July 1, 2000 from $5.6 million or 4.3% of net sales in the six months ended June 30, 1999.


Liquidity and Capital Resources

  Prior to the leveraged recapitalization, MDC's principal source of funds had been cash flows from operations and the use of funds consisted primarily of capital expenditures for new store openings and, a significant use of our funds was the funding of accounts receivable to Heilig-Meyers and non-interest bearing loans to Heilig-Meyers. Cash and cash equivalents at July 1, 2000 and January 1, 2000 were approximately $10.2 million and $7.5 million, respectively.

  In connection with the leveraged recapitalization, the Company incurred significant amounts of debt requiring interest payments on the senior notes and interest payments and principal payments under the senior credit facility. Our liquidity needs relate to working capital, capital expenditures and potential acquisitions.

  We intend to fund our working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under the senior credit facility.

  In addition, the senior credit facility requires that we maintain specified financial ratios. At July 1, 2000, we were in full compliance with the financial covenants in the senior credit facility and we expect to remain in compliance for the foreseeable future.

  We believe that cash from operating activities, together with available revolving credit borrowings under the senior credit facility, will be sufficient to permit us to meet our financial obligations and fund our operations for the
foreseeable future.   As of August 3, 2000, we had $19.9 million of availability under our senior credit facility.

  Net cash provided by operating activities for the six months ended July 1, 2000 was $7.6 million, a $2.6 million increase from the $5.0 million of cash provided by operating activities for the six months ended June 30, 1999. The key driver of increased cash flow was reduced working capital.

  Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for each of the six months ended July 1, 2000 and June 30, 1999 were $1.5 million and $1.8 million, respectively.

  Net cash used for financing activities was $3.4 million for the six months ended July 1, 2000, and $0.1 million for the six months ended June 30, 1999. Cash used in financing activities primarily relates to the repurchase of stock options for $2.7 million.


Seasonality

  The Company's operations are not seasonal in nature. In the twelve months ended January 1, 2000 MDC generated 23.2%, 24.5%, 28.1% and 24.2% of our retail net sales in the first through the fourth quarter, respectively.


Management

   Subsequent to the end of the first quarter, there have been changes to the management team of Mattress Discounters. Richard Branch, the Vice President of Marketing for Mattress Discounters left the Company during the middle of July to pursue new opportunities. Barbara Schechter and Bryan J. Flanagan have recently joined the company as Vice President of Marketing, and new Chief Financial Officer, respectively.


Forward-Looking Statements

   This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

  . anticipated growth strategies and pursuit of potential acquisition opportunities

  . dependence upon our senior management team

  . increased future competition

  . possibility of fluctuations in the cost of raw materials and loss of suppliers

  . changes in economic and market conditions

  . dependence on Sealy

  . the transactions may result in the termination of some of our leases

  . reliance on certain trademarks and other intellectual property

  . ability to return our stores in the Chicago market to profitability.

   MDC undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this prospectus might not occur.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

  We do not believe that we have material quantitative or qualitative market risk exposures.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(3)  Exhibits
     --------

     27.1  Financial Data Schedule.

(4)  Reports on Form 8K
     ------------------

     None.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MATTRESS DISCOUNTERS CORPORATION


                              /s/ Bryan J. Flanagan
                              _________________________________________
August 14, 2000               Name:  Bryan J. Flanagan
                              Title:  Chief Financial Officer