Form 10-Q
period 2000-09-30
MATTRESS DISCOUNTERS CORP
filed 2000-11-14
CIK 1094983

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000
                         Commission File No. 333-95945

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

            No                             Yes    X
                --------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Outstanding at 09/30/00                          Class
      -----------------------                          -----
               100                          Common Stock, $.01 Par Value


================================================================================

                       MATTRESS DISCOUNTERS CORPORATION
                       --------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                      Page
                                                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Consolidated Balance Sheets
          as of January 1, 2000 and September 30, 2000 (unaudited).................................     3

          Consolidated Statements of Operations (unaudited)
          For the Three Months and Nine Months Ended
          September 30, 1999 and 2000..............................................................     4

          Consolidated Statements of
          Cash Flows - (unaudited) For the Nine Months
          Ended September 30, 1999 and 2000........................................................     5

          Consolidated Statement of Stockholder's
          Equity - (unaudited) For the Nine Months
          Ended September 30, 2000.................................................................     6

          Notes to Consolidated
          Financial Statements (Unaudited).........................................................     7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................     10

Item 3    Quantitative and Qualitative Disclosures About
          Market Risks.............................................................................     14


PART II   OTHER INFORMATION

Item 1    Legal Proceedings........................................................................     15

Item 2    Changes in Securities....................................................................     15

Item 3    Defaults upon Senior Securities..........................................................     15

Item 4    Submission of Matters to a Vote of Security Holders......................................     15

Item 5    Other Information........................................................................     15

Item 6    Exhibits and Reports on Form 8-K.........................................................     15


Signatures.........................................................................................     16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of January 1, 2000 and September 30, 2000

                                                                            January 1,    September 30,
                                                                            ---------     ------------
                                                                               2000           2000
                                                                               ----           ----
                                                                                           (Unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents.......................................       $  7,511,772     $12,521,544
     Accounts receivable.............................................          5,333,775       6,133,733
     Inventories.....................................................         16,257,356      19,263,323
     Prepaid expenses and other current assets.......................            828,111         979,426
     Due from affiliate..............................................          3,086,561       1,848,199
     Deferred tax asset..............................................            840,000         840,000
                                                                         -------------------------------

          Total current assets.......................................         33,857,575      41,586,225
Property and equipment, net..........................................         10,583,397      11,482,583
Debt issue costs and other assets....................................         10,423,837      10,155,967
Goodwill and other intangibles, net .................................         56,142,894      55,004,715
Deferred tax asset ..................................................         91,925,000      90,343,325
                                                                         -------------------------------

          Total assets...............................................       $202,932,703    $208,572,815
                                                                         ===============================

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt...............................       $    267,755       $ 165,151
     Accounts payable................................................         17,067,993      25,323,920
     Accrued expenses................................................         19,403,490      18,896,591
                                                                         -------------------------------

          Total current liabilities..................................         36,739,238      44,385,662

Long-term debt, excluding current portion............................        133,373,541     133,727,062
Other noncurrent liabilities ........................................          4,421,813       3,939,358
                                                                         -------------------------------

          Total liabilities..........................................        174,534,592     182,052,082
                                                                         ---------------     -----------

Stockholder's equity:
     Common stock....................................................                  1               1
     Additional paid-in capital......................................         29,845,297      27,014,046
     Accumulated deficit.............................................         (1,447,187)       (493,314)
                                                                         -------------------------------

          Total stockholder's equity                                          28,398,111      26,520,733
                                                                         -------------------------------

          Total liabilities and stockholder's equity.................       $202,932,703    $208,572,815
                                                                         ===============================

                 See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Three and Nine Months Ended
                          September 30, 1999 and 2000

                                                 Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                                 ------------------   ------------------   -----------------    -----------------
                                                 September 30, 1999   September 30, 2000   September 30, 1999   September 30, 2000
                                                 ------------------   ------------------   ------------------   ------------------

                                                     (Unaudited)         (Unaudited)           (Unaudited)           (Unaudited)
Net sales...................................        $ 72,143,250         $ 72,775,670       $ 201,203,707           $ 210,802,611
Cost of sales...............................          46,717,964           44,976,531         131,142,016             133,324,762
                                                  -------------------------------------------------------------------------------
  Gross profit..............................          25,425,286           27,799,139          70,061,691              77,477,849
General and administrative expenses.........          19,300,188           20,016,618          52,969,812              60,423,214
Other operating expenses....................           4,653,813                  ---           4,653,813                     ---
                                                  -------------------------------------------------------------------------------
  Income from operations....................           1,471,285            7,782,521          12,438,066              17,054,635
Other income (expense):
    Interest income.........................              73,614              171,697             117,390                 489,089
    Interest expense........................          (3,142,783)          (4,996,166)         (3,173,983)            (15,008,176)
                                                  -------------------------------------------------------------------------------
Income (loss) before provision for                    (1,597,884)           2,958,052           9,381,473               2,535,548
  (benefit from) income taxes...............
Provision for (benefit from) income taxes...            (813,318)           1,830,361           4,577,928               1,581,675
                                                  -------------------------------------------------------------------------------
  Net income (loss).........................        $   (784,566)        $  1,127,691       $   4,803,545           $     953,873
                                                    ============         ============       =============           =============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 2000

                                                                            Nine Months Ended      Nine Months Ended
                                                                            ------------------     ------------------
                                                                            September 30, 1999     September 30, 2000
                                                                            ------------------     ------------------
                                                                                (Unaudited)           (Unaudited)
Cash flows from operating activities:
     Net income...........................................................  $   4,803,545          $     953,873
          Compensation expense in connection with the Recapitalization....      3,825,000                    ---
          Depreciation and amortization...................................      3,699,778              3,542,442
          Accretion of discount on Senior Notes...........................        136,466
                                                                                                         427,088
          Amortization of debt issue costs................................        196,977              1,017,384
          Deferred income taxes...........................................       (159,112)             1,581,675
          Loss (gain) on disposition of property and equipment............         43,219                (23,196)
          Changes in operating assets and liabilities:
                Accounts receivable.......................................     (5,470,441)              (799,958)
                Inventories...............................................     (1,550,999)            (3,005,967)
                Prepaid expenses and other current assets.................         (1,399)              (151,315)
                Due from affiliate........................................        670,069              1,238,362
                Accounts payable..........................................      3,212,199              8,255,927
                Accrued expenses..........................................      3,218,800               (506,901)
                Other noncurrent liabilities..............................         79,992               (482,455)
                                                                            -------------          -------------
                        Net cash provided by operating activities.........     12,704,094             12,046,959

Cash flows from investing activities:
     Property and equipment expenditures..................................     (2,358,513)            (3,328,507)
     Expenditures for intangible assets...................................       (310,881)                  (304)
     Due to/from parent/affiliate.........................................       (741,661)                   ---
     Other................................................................          2,284                 23,639
                                                                            -------------          -------------
                        Net cash used in investing activities.............     (3,408,771)            (3,305,172)

Cash flows from financing activities:
     Payments on long-term debt and capital lease obligations.............       (204,568)              (176,171)

     Long-term borrowings.................................................    132,727,800                    ---
     Revolving line of credit borrowings..................................      5,204,900                    ---
     Payments on revolving line of credit borrowings......................     (5,204,900)                   ---
     Payment of debt issue costs..........................................     (9,964,998)              (724,593)
     Dividend to Holdings.................................................   (130,001,035)                   ---
     Capital contributions from Holdings..................................      2,200,000                    ---
     Repurchase of stock options..........................................            ---             (2,831,251)
     Other, net...........................................................        (11,969)                   ---
                                                                            -------------          -------------
                        Net cash used in financing activities.............     (6,930,357)            (3,732,015)
                                                                            -------------          -------------
Net increase in cash and cash equivalents.................................      2,364,966              5,009,772
Cash and cash equivalents, beginning of period............................     (1,271,425)             7,511,772
                                                                            -------------          -------------
Cash and cash equivalents, end of period..................................  $   1,093,541          $  12,521,544
                                                                            =============          =============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

           For the Nine Months Ended September 30, 2000 (unaudited)

                                                             Additional                          Total
                                                  Common       Paid-In       Accumulated     Stockholder's
                                                  Stock      Capital           Deficit         Equity
                                                  ------    -----------      ------------    -------------
Balances as of January 1, 2000..............      $   1     $29,845,297      $  (1,447,187)   $  28,398,111
Repurchase of stock options.................                 (2,831,251)                         (2,831,251)
Net loss....................................                                       953,873          953,873
                                                  -----     -----------      -------------    -------------
Balances as of September 30, 2000...........      $   1     $27,014,046      $   (493,314)    $  26,520,733
                                                  =====     ===========         ===========   =============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at September 30, 2000, and the periods presented herein include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. The financial position and operating results of the entities for periods prior to August 5, 1999, were combined in the financial statements as each entity was under common ownership and control by Heilig-Meyers Company ("Heilig-Meyers") through August 5, 1999. Immediately prior to the closing of the recapitalization of the Company's parent on August 6, 1999, Heilig-Meyers contributed all of the issued and outstanding stock of Mattress Discounters, T.J.B. and Bedding Experts to the capital of Heilig-Meyers Associates, Inc., a Virginia corporation ("HMA"). Immediately after this capital contribution, Mattress Discounters, T.J.B. and Bedding Experts became wholly owned subsidiaries of HMA. Immediately after the recapitalization of the Company's parent, the issued and outstanding stock of T.J.B. and Bedding Experts was contributed to the capital of Mattress Discounters. Accordingly, subsequent to August 6, 1999, the financial statements have been consolidated. For consistency of presentation, the combined financial statements throughout this quarterly report are referred to as consolidated, rather than combined financial statements. However, the existence of common ownership and control of the entities through August 5, 1999, could have resulted in operating results or financial position of the entities that would be significantly different from those that would have been achieved if the enterprises were autonomous.

     The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the ten-month period ended January 1, 2000.

     The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

     On November 5, 1999, the Company elected to change its fiscal year end from the last day of February to the closest Saturday to December 31, beginning with the year ended January 1, 2000.

     On July 28, 2000, the Company entered into 15 leases in the Chicago market.

2.   Severance Expense

          During the nine-months ended September 30, 2000, the Company entered into separation agreements with certain of the Company's executives, in connection with the resignations of those executives. The Company has paid and recorded severance expense of approximately $2.0 million during the first nine months of calendar 2000, including $90,000 from the repurchase of Holdings' stock options, and paid approximately $2.8 million to repurchase the Holdings' stock options granted to these executives in connection with the Recapitalization. The repurchase of stock options has been recorded as a reduction of additional paid-in capital.

3. Inventories

         Inventories are summarized as follows, as of January 1, 2000 and September 30, 2000:

                                           January 1, 2000    September 30, 2000
                                                                  (Unaudited)
         Finished Goods                    $   14,291,184         $17,798,268
         Work in Process                          175,876             214,470
         Raw Materials                          1,790,296           1,250,585
                                           --------------         -----------
                                           $   16,257,356         $19,263,323
                                           ==============         ===========


4. Income Taxes

     The provision for income taxes in the consolidated financial statements for periods prior to August 6, 1999, reflect tax calculations on a stand-alone basis and do not reflect actual taxes owed by the Company on the Heilig-Meyers Company consolidated tax return through August 5, 1999.

     The effective rate for income taxes for the nine months ended September 30, 2000 was 62.4%, compared to 48.8% for the nine months ended September 30, 1999, due to nondeductible goodwill and state income taxes. The increase in the effective income tax rate during the nine months ended September 30, 2000, is a result of increased nondeductible expenses relative to pretax income.

5. Segment Information

          Retail--Sale of mattresses and bedding products through 283 and 248 retail locations as of September 30, 2000 and 1999, respectively.

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

     Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):


                       Period            Retail              Manufacturing                Elim.     Consolidated
                       ------            ------    ----------------------------------     -----     ------------
                                                    Retail
                                                    ------
                                                   Segment     Affiliates     Total
                                                   --------    ----------   ---------
Revenues...    3 months ended 9/30/00  $  71,384   $ 11,075    $  1,392     $  12,467    $ 11,075     $ 72,776
               3 months ended 9/30/99     69,611     11,745       2,532        14,277      11,745       72,143
               9 months ended 9/30/00    196,957     30,639      13,846        44,485      30,639      210,803
               9 months ended 9/30/99    187,103     30,637      14,101        44,738      30,637      201,204

                                                                                                    Corporate/
                                                                                                    ---------
                                                 Period               Retail       Manufacturing      Other       Consolidated
                                                 ------               ------       -------------      -----       ------------
Segment profit/(1)/...............       3 months ended 9/30/00      $ 5,063        $   2,720        $    --       $   7,783
                                         3 months ended 9/30/99      (1,884)            3,355             --           1,471

                                         9 months ended 9/30/00        7,809            9,246             --          17,055
                                         9 months ended 9/30/99        3,607            8,831             --          12,438

Depreciation and..................       3 months ended 9/30/00          951              227             --           1,178
    Amortization..................       3 months ended 9/30/99          973              257             --           1,230

                                         9 months ended 9/30/00        2,820              722             --           3,542
                                         9 months ended 9/30/99        2,906              794             --           3,700

Capital expenditures..............       3 months ended 9/30/00        1,799                6             --           1,805
                                         3 months ended 9/30/99          537               18             --             555

                                         9 months ended 9/30/00        3,174              155             --           3,329
                                         9 months ended 9/30/99        2,840              419             --           2,359

Identifiable assets/(2)/..........                    9/30/2000       27,099            3,647        177,827         208,573
                                                      9/30/1999       25,357            3,594        170,738         199,689

        ___________

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

                                                   January 1, 2000    September 30, 2000
                                                   ---------------    ------------------
                                                                         (unaudited)
                                                    (in thousands)      (in thousands)
        Balance Sheet Data:
                  Current assets                       $   25,872         $   32,286
                  Noncurrent assets                       164,681            164,043
                  Current liabilities                      26,723             34,224
                  Noncurrent liabilities                  135,432            135,584
                  Total stockholder's equity               28,398             26,521

                                                 Three-months           Three-months           Nine-months             Nine-months
                                                    ended                  ended                  ended                  ended
                                              September 30, 1999     September 30, 2000    September 30, 1999     September 30, 2000
                                              ------------------     ------------------    ------------------     ------------------
                                                  (unaudited)            (unaudited)           (unaudited)            (unaudited)
                                                (in thousands)          (in thousands)        (in thousands)         (in thousands)
          Operating Data:
                    Net sales                     $  42,759                $  45,336            $  120,389            $  133,714
                    Gross profit                     17,032                   18,479                44,555                51,241
                    Net income (loss)                (1,158)                   1,128                 2,625                   954

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Mattress Discounters Corporation (MDC) operates in two segments: mattress retailing and mattress manufacturing. We currently operate our retail business through a nationwide network of 283 stores in 15 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand and for third parties under separate brands. During the nine months ended September 30, 2000, our manufacturing facilities provided 29% of the cost of our retail purchases.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net sales: The Company's net sales for the three months ended September 30, 2000 increased $0.6 million or 0.9% to $72.8 million from $72.1 million for the three months ended September 30, 1999. The increase represents an increase in our retail net sales of $1.8 million and a decrease of $1.1 in the external net sales of our manufacturing operation. Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $71.4 million, $11.1 million, and $1.4 million, respectively, in the three months ended September 30, 2000, and $69.6 million, $11.8 million and $2.5 million, respectively, in the three months ended September 30, 1999.

     Overall, MDC's retail sales for the three months ended September 30, 2000 increased $1.8 million or 2.5%. The increase in retail sales for the three months ended September 30, 2000 is attributable to (1) a $2.1 million net increase resulting from net store openings since September 30, 1999, and (2) a $0.4 million decrease in comparable store sales. The decrease in comparable store sales is comprised of a 1.2% increase in our markets excluding Chicago for the three months ended September 30, 2000, offset by a 13.9% decrease in comparable store sales in Chicago for the three months ended September 30, 2000. Most of the decline in Chicago's sales occurred in July and September, when the Company chose not to run a low margin promotion that had been utilized in the prior year. In August, Chicago's comparable store sales increased 0.4%. Management continues to drive key initiatives to improve Chicago's operating performance.

     Net sales generated by the Company's manufacturing operations during the three months ended September 30, 2000, decreased $1.8 million to $12.5 million from $14.3 million for the three months ended September 30, 1999. Substantially all of manufacturing output is consumed by our retail operations. The output related to retail sales decreased by $0.7 million due primarily to a shift in mix from Comfort Source to Sealy products. Sales to external retailers decreased $1.1 million to $1.4 million from $2.5 million.

     Gross profit: Gross profit for the three months ended September 30, 2000 increased $2.4 million or 9.3% to $27.8 million from $25.4 million for the three months ended September 30, 1999. As a percentage of net sales, gross profit was 38.2% in the three months ended September 30, 2000, compared to 35.2% in the three months ended September 30, 1999. Retail gross profit for the three months ended September 30, 2000 was $24.8 million, an increase of $3.0 million or 13.9%, while manufacturing gross profit was $3.0 million, a decrease of $0.6 million or 17.5% over last year.

     Retail gross profit expressed as a percentage of net retail sales was 34.3% in the three months ended September 30, 2000, compared to 31.2% in the three months ended September 30, 1999. The increase in the gross profit percentage is primarily due to a shift in mix to higher margin bedding products and improved margins on the new product line-up.

     Manufacturing gross profit expressed as a percentage of manufacturing sales was 24.3% in the three months ended September 30, 2000, compared to 25.8% in the three months ended September 30, 1999. This decrease in gross profit percentage is primarily due to the decline in our external net sales and the resulting loss of some economies of scale during the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

     General and administrative expenses: General and administrative expenses for the three months ended September 30, 2000 increased $0.7 million or 3.7% to $20.0 million from $19.3 million for the three months ended September 30, 1999. As a percentage of net sales, general and administrative expenses were 27.5% in the three months ended September 30, 2000, compared to 26.8% in the three months ended September 30, 1999. The increase is a result of increased payroll expense largely from $0.2 million in severance costs and $0.8 million in increased sales commissions due to higher overall sales and improved margins.

     Other operating expenses: Other operating expenses for the three months ended September 30, 1999 was $4.7 million. This expense was primarily the result of a $3.8 million non-cash charge for the intrinsic value of the in-the-money stock options granted and deferred compensation for management in connection with the Transaction Agreement, a $0.4 million write-off of future operating lease payments associated with obsolete POS system hardware, a $0.2 million reserve established for expected losses on three subleased properties given that future lease costs would not be fully recovered, and $0.1 million for a one-time expense for D&O insurance purchased for prior period coverage related to the consummation of the transactions contemplated by the Transaction Agreement.

     Interest expense: Interest expense for the three months ended September 30, 2000 increased to $1.9 million due to interest expense on the Senior Notes.

     Provision for (benefit from) income taxes: The effective income tax rate for the three months ended September 30, 2000, was 61.9% compared to 50.9% for the three months ended September 30, 1999. The Company's effective tax rate differs from the federal statutory rate primarily as a result of non-deductible goodwill. The increase in the effective income tax rate during the three months ended September 30, 2000, is a result of increased nondeductible expenses relative to pretax income (loss).

     Net income (loss): Primarily as a result of the reasons discussed above, net income (loss) increased to $1.1 million or 1.5% of net sales in the three months ended September 30, 2000, from ($0.8) million or (1.1%) of net sales in the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales: Net sales for the nine months ended September 30, 2000 increased $9.6 million or 4.8% to $210.8 million from $201.2 million for the nine months ended September 30, 1999. The increase is comprised of greater retail net sales of $9.9 million and an decrease of $0.3 million in the external net sales of our manufacturing operation. Net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $197.0 million, $30.7 million, and $13.8 million, respectively, in the nine months ended September 30, 2000, and $187.1 million, $30.7 million and $14.1 million, respectively, in the nine months ended September 30, 1999.

     Overall, retail sales for the nine months ended September 30, 2000 increased $9.9 million or 5.3%. The increase in retail sales for the nine months ended September 30, 2000 is attributable to (1) a $8.9 million net increase resulting from net store openings since September 30, 1999, and (2) a $0.9 million increase in comparable store sales. The increase in comparable store sales is comprised of a 3.4% increase in our markets excluding Chicago for the nine months ended September 30, 2000, offset by a 17.5% decrease in comparable store sales in Chicago for the nine months ended September 30, 2000. Management continues to drive key initiatives to improve Chicago's operating performance.

     Net sales generated by manufacturing operations during the nine months ended September 30, 2000 decreased $0.2 million to $44.5 million from $44.7 million for the nine months ended September 30, 1999. Substantially all of our manufacturing output is consumed by our retail operations. The output related to retail sales remained consistent at $30.7 million due to overall growth in retail sales, which was offset by a shift in mix from Comfort Source to Sealy products. Sales to external retailers decreased $0.3 million to $13.8 from $14.1 million.

     Gross profit: Gross profit for the nine months ended September 30, 2000 increased $7.4 million or 10.6% to $77.5 million from $70.1 million for the nine months ended September 30, 1999. As a percentage of net sales, gross profit was 36.8% in the nine months ended September 30, 2000, compared to 34.8% in the nine months ended September 30, 1999. Retail gross profit for the nine months ended September 30, 2000 was $66.9 million, an increase of $6.7 million or 11.2%, while manufacturing gross profit was $10.5 million, an increase of $0.7 million or 6.8% over last year.

     Retail gross profit expressed as a percentage of net retail sales was 33.8% in the nine months ended September 30, 2000, compared to 32.2% in the nine months ended September 30, 1999. The increase in the gross profit percentage is primarily due to a shift in mix to higher margin bedding products and improved margins on the new product line-up.

     Manufacturing gross profit expressed as a percentage of manufacturing sales was 23.7% in the nine months ended September 30, 2000, compared to 22.0% in the nine months ended September 30, 1999. This increase in gross profit percentage is primarily due to shift to higher price point and higher margin products and lower materials costs during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

     General and administrative expenses: General and administrative expenses for the nine months ended September 30, 2000 increased $7.4 million or 14.1% to $60.4 million from $53.0 million for the nine months ended September 30, 1999. As a percentage of net sales, general and administrative expenses were 28.7% in the nine months ended September 30, 2000, compared to 26.3% in the nine months ended September 30, 1999. The increase is a result of increased payroll expense largely from $2.0 million in severance costs and $2.8 million in increased sales commissions due to higher overall sales and improved margins, as well as increased consulting / management fees, and employee recruiting expenses.

      Other operating expenses: Other operating expenses for the nine months ended September 30, 1999 was $4.7 million. This expense was primarily the result of a $3.8 million non-cash charge for the intrinsic value of the in-the-money stock options granted and deferred compensation for management in connection with the Transaction Agreement, a $0.4 million write-off of future operating lease payments associated with obsolete POS system hardware, a $0.2 million reserve established for expected losses on three subleased properties given that future lease costs would not be fully recovered, and $0.1 million for a one-time expense for D&O insurance purchased for prior period coverage related to the consummation of the transactions contemplated by the Transaction Agreement.

     Interest expense: Interest expense for the nine months ended September 30, 2000 increased to $15.0 million due to interest expense on the Senior Notes.

     Provision for income taxes: The Company's effective income tax rate for the nine months ended September 30, 2000, was 62.4% compared to 48.8% for the nine months ended September 30, 1999. The effective tax rate differs from the federal statutory rate primarily as a result of non-deductible goodwill. The increase in the effective income tax rate during the nine months ended September 30, 2000, is a result of increased nondeductible expenses relative to pretax income.

     Net income (loss): Primarily as a result of the reasons discussed above, net income decreased to $1.0 million or 0.5% of net sales in the nine months ended September 30, 2000 from $4.8 million or 2.4% of net sales in the nine months ended September 30, 1999.

Liquidity and Capital Resources

     Prior to the leveraged recapitalization, MDC's principal source of funds had been cash flows from operations and the use of funds consisted primarily of capital expenditures for new store openings and, a significant use of our funds was the funding of accounts receivable to Heilig-Meyers and non-interest bearing loans to Heilig-Meyers. Cash and cash equivalents at September 30, 2000 and January 1, 2000 were approximately $12.5 million and $7.5 million, respectively.

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

     In addition, the senior credit facility requires that we maintain specified financial ratios. At September 30, 2000, we were in full compliance with the financial covenants in the senior credit facility and we expect to remain in compliance for the foreseeable future.

     We believe that cash from operating activities, together with available revolving credit borrowings under the senior credit facility, will be sufficient to permit us to meet our financial obligations and fund our operations for the foreseeable future. As of November 7, 2000, we had $20.0 million of availability under our senior credit facility.

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $12.0 million, a $0.7 million decrease from the $12.7 million of cash provided by operating activities for the nine months ended September 30, 1999. The key driver of increased cash flow was reduced working capital.

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for each of the nine months ended September 30, 2000 and 1999 were $3.3 million and $2.4 million, respectively.

     Net cash used for financing activities was $3.7 million for the nine months ended September 30, 2000, and $6.9 million for the nine months ended September 30, 1999. Cash used in financing activities primarily relates to the repurchase of stock options for $2.8 million.

Seasonality

     The Company's operations are not seasonal in nature. In the twelve months ended January 1, 2000 MDC generated 23.2%, 24.5%, 28.1% and 24.2% of our retail net sales in the first through the fourth quarter, respectively.

Management

     Subsequent to the end of the second quarter, there have been changes to the management team of Mattress Discounters. Anne Pepper has recently joined the company as Vice President of Human Resources.

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



                                     MATTRESS DISCOUNTERS CORPORATION


                                     /s/ Bryan J. Flanagan
                                     --------------------------------
November 14, 2000                    Name: Bryan J. Flanagan
                                     Title: Chief Financial Officer