Form 10-K
period 2000-12-30
MATTRESS DISCOUNTERS CORP
filed 2001-03-30
CIK 1094983

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                       Commission file number 333-95945

                       MATTRESS DISCOUNTERS CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                             52-1710722
     (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
     incorporation or organization)

             9822 Fallard Court
             Upper Marlboro, MD                                           20722
   (Address of principal executive offices)                             (Zip Code)

                                (301) 856-6755
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
Title of each class                                 on which registered
-------------------                                 -------------------
None                                                None


          Securities registered pursuant to Section 12(g) of the Act:


                                             Name of each exchange
Title of each class                          on which registered
-------------------                          ---------------------------
12 5/8% Series B Senior Notes due 2001       None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO__
                                              ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Outstanding at December 30, 2000                  Class
            --------------------------------                  -----
                          100                      Common Stock, $.01 Par Value

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                    PART I

Item 1.  BUSINESS

Our Company

     We believe we are one of the largest retailers of mattresses (i.e. conventional mattresses, box springs and foundations) in the United States. Retailers of mattresses include retail furniture stores, department store chains, sleep shops and other regional and local specialty retailers of bedding. Founded in 1978, we are considered the pioneers of the "specialty sleep shop" mattress retailing concept. Specialty sleep shops are stores focused exclusively on selling mattresses and are one of the mattress industry's fastest growing retail distribution channels. Through our exclusive purchase contract with Sealy Mattress Company, we are the largest retailer of Sealy branded products. In addition to selling Sealy mattresses, we sell Comfort Source(R) brand mattresses that are produced at our three manufacturing facilities. Since our founding, we have grown our business into a nationwide network of 295 stores in 15 markets.

     We have expanded rapidly through organic growth and acquisition. Since 1995, we have added 129 stores to our retail network, including the 1998 acquisition of Bedding Experts, the leading sleep shop in the Chicago metropolitan area.

Store Locations and Development

     We currently operate 295 stores in 15 markets. Our average store is approximately 4,000 square feet. Our stores are generally located in highly visible, high-traffic commercial areas, including strip shopping centers, major regional shopping areas and freestanding sites.

Products and Pricing

     Mattress sales currently account for approximately 90% of our store revenues. Our stores offer an average of 35 Sealy branded and Comfort Source mattresses. We also offer a variety of other bedding products, including brass, wood and iron beds, futons, headboards, footboards, bed frames and related items.

     We offer a broad selection of brand name products from our exclusive third party manufacturer, Sealy. These brands include Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel and Stearns & Foster. These Sealy brands each offer distinct product characteristics and are marketed to, and perceived by, consumers as separate brands at a broad range of price points. These products, along with the Comfort Source brand, satisfy the consumer's desire to see a wide range of models before making a purchase.

     We offer several features on our Sealy products that are unique to us, including a proprietary cover selection on all Sealy Posturepedic models, and "Edge Guard Plus" in our Sealy Posturepedic models except Crown Jewel. These differentiated product features allow us to compete effectively with retailers who offer similar products at these price points.

     The Comfort Source product line produced in our manufacturing factories complements the Sealy products at mid-price ranges and satisfies customer needs at lower price points. Name brand products typically do not meet our gross margin targets at the lower price points. Our vertical integration allows us to offer more product features and quality at lower prices, while maintaining attractive margins.

Marketing and Advertising

     Our marketing programs are designed to generate high store traffic, maintain high consumer awareness of our name, reinforce our value-pricing image and promote our name brand mattresses. We believe that consumer awareness and brand name recognition are critical to mattress retailing. Our marketing message emphasizes our belief that we are the lowest price and best value in our markets, the largest bedding retailer in the United States, and the world's largest retailer of Sealy branded products.

     Our advertising is created by an in-house, full-service advertising department. We manage the entire marketing process from layout through production and placement. Our in-house capability, whose creative efforts are supplemented by our relationship with a Washington, D. C. local agency, gives us a competitive advantage because we are more focused on the industry than an outside agency would be, have the ability to react quickly to changing market conditions or sales trends, and operate more economically because we only have to pay net media rates and avoid outside agency commissions.

     Our advertising program uses a multimedia approach. While print ads and inserts in Sunday newspapers constitute a large portion of our advertising spending, we have recently devoted an increasing percentage of our marketing expenditures to television advertising. Our jingle, "Have a Good Night's Sleep On Us!", has been cited as the most recognizable in the Washington, DC area in a marketing survey conducted by an independent firm.

     Under our supply agreement with Sealy we receive cooperative advertising support from Sealy. These arrangements provide for a rebate to us based on our volume of purchases of Sealy products, provided these purchases exceed a specified minimum amount. We believe that these cooperative arrangements with Sealy are significant to our business.

Distribution

     We operate ten sales support centers, each of which services an average of 30 stores. Merchandise flows through these centers from Sealy and our manufacturing facilities on a daily basis before going to our stores or our customers. Merchandise is delivered from our sales support centers to our customers' homes five days a week, and to our stores once or twice a week. Most customer deliveries are made on a three-day lead time, with next day delivery available upon request.

Manufacturing

     Our manufacturing operations consist of three factories, located in Maryland, California and Alabama. Mattress manufacturing is largely an assembly operation with minimal fixed costs. We believe we have achieved high productivity and efficiencies due to a relatively small SKU base. We produce approximately 150 SKUs compared to an estimated SKU base of over 1,000 for other major mattress manufacturers. We believe our manufacturing operations achieve production rates that are twice the industry average. Our ability to manufacture long runs of a single product minimizes down time and change-over costs. We believe we maintain sufficient capacity to increase our manufacturing capabilities as product demand from our store base grows.

     We centrally purchase many of our raw materials and supplies for our manufacturing operations, including spring components, wire, foam and covers to ensure product quality and maximize volume discounts. We purchase our raw materials and components from a variety of vendors, including Leggett & Platt, Incorporated. Leggett & Platt is our primary vendor, supplying us with approximately 35% of our raw materials in the year ended December 30, 2000.

Competition

     The mattress industry in the United States is very competitive. Our store competitors include a variety of national and regional chains of retail furniture stores, for example, Jordan's Furniture in Massachusetts, department store chains, for example, The May Company and Federated Department Stores, Inc., and sleep shops, for example, Mattress Giant and Mattress Firm.

Employees

     At December 30, 2000, we employed 1,508 people. We employed 162 people in our three factories: 83 people in Maryland, 45 people in California and 34 people in Alabama. We employed 1,174 people in our retail operation, including distribution and home delivery. In addition, we employed 172 people in our corporate offices. Our Hayward, California plant includes 44 employees represented by a local union.

Trademarks

     We own trademark registrations in the United States with respect to many of our products, including our Comfort Source(R) and Royal Comfort Collection(R) product lines, and hold various trade name and service mark registrations including, for example, registrations of Mattress Discounters(R), The Bedding Experts(R) and the jingle "Have a Good Night's Sleep on Us!"(R). We also have numerous trademark applications pending in the United States and common law rights for unregistered trademarks that are used in our business. In addition, we own several U.S. copyright registrations.

Supply Contract with Sealy

     We are a party to a letter agreement with Sealy for the supply of Sealy and Stearns & Foster products. Under the agreement, as amended, Sealy is our exclusive supplier of name brand beds until June 30, 2004. Except for a breach, the agreement does not specifically provide for its early termination. Under this agreement we are required to purchase a minimum amount of bedding products from Sealy. The agreement provides for cooperative advertising support with Sealy. Under this arrangement we receive from Sealy a rebate based on our purchases of Sealy products, provided however that our purchases of Sealy products exceed a specified minimum.

Item 2.  PROPERTIES

Store Locations

     We currently operate 295 stores in 15 markets. The following table sets forth our store count by market as of December 30, 2000:

                                 Market                           Stores           Year Entered
              -------------------------------------------    -----------------  -----------------
              Chicago, IL................................           69                  1998
              Washington, DC.............................           36                  1978
              Los Angeles, CA............................           37                  1994
              San Francisco, CA..........................           23                  1992
              Boston, MA.................................           24                  1989
              Detroit, MI................................           15                  1994
              Baltimore, MD..............................           13                  1981
              San Diego, CA..............................           12                  1994
              Denver, CO.................................           13                  1998
              Miami, FL..................................           12                  1998
              Pittsburgh, PA.............................           10                  1994
              Sacramento, CA.............................           13                  1997
              Richmond, VA...............................            6                  1983
              Tampa, FL..................................            7                  1998
              Orlando, FL................................            5                  1999
                                                             -----------------

                     Total...............................          295
                                                             =================

Distribution

     We operate ten sales support centers, each of which services an average of 30 stores. The following sets forth our sales support centers, all of which are leased:

                                Location                           Square Footage
              ------------------------------------------    ----------------------------
              Upper Marlboro, MD........................             88,304
              Carol Stream, IL..........................             47,218
              Anaheim, CA...............................             44,700
              Hayward, CA...............................             43,580
              Sharon, MA................................             42,000
              Taylor, MI................................             39,215
              Pittsburgh, PA............................             33,000
              Miami, FL.................................             24,140
              Denver, CO................................             13,136
              Lakeland, FL..............................             10,200
                                                                    -------
              Total.....................................            385,493
                                                                    =======

Manufacturing

     Our manufacturing operations consist of three factories, located in Maryland, California and Alabama. The following sets forth our manufacturing facilities:

     Location                        Square Footage           Ownership Status
     --------                        --------------           ----------------
     Upper Marlboro, MD                 108,000               Leased--expires
                                                              1/31/2012

     Montgomery, AL                      72,000               Owned
     Fontana, CA                         58,000               Leased--expires
                                         ------
                                                              11/30/2004

     Total                              238,000
                                        =======

Item 3.  Legal Proceedings.

     We are a party to various legal proceedings from time to time arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. We are not currently involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

This Item is not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

This Item is not applicable, as the Company's common equity securities are held by Mattress Holding Corporation, which is the parent company of Mattress Discounters Corporation.

Item 6.  Selected Financial Data.

SELECTED HISTORICAL FINANCIAL DATA

     Set forth below are our selected historical consolidated and combined financial data of Mattress Discounters (excluding Bedding Experts) at the dates and for the periods indicated (some periods of which are less than one year due to accounting requirements for acquisition transactions and changes in the year-
end). The financial position and operating results of the entities as of dates and for periods ended subsequent to July 2, 1997, includes Mattress Discounters and subsequent to January 3, 1998, includes combined financial data of Mattress Discounters and Bedding Experts, as each entity was under common ownership and control by Heilig-Meyers through August 5, 1999. Effective August 6, 1999, the financial statements have been prepared on a consolidated basis under the transactions discussed elsewhere in this Annual Report on Form 10-K. Our summary historical consolidated statement of operations data for the year ended December 30, 2000, and for the ten month period ended January 1, 2000, and the historical consolidated balance sheet data as of December 30, 2000, and January 1, 2000, were derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our selected historical combined statements of operations data for the fiscal year ended February 28, 1999, were derived from our audited combined financial statements that are included elsewhere in this Annual Report on Form 10-K. Our selected historical combined statements of operations data for the eight months ended February 28, 1998, and the selected historical combined balance sheet data as of February 28, 1998, and February 28, 1999, were derived from our audited combined financial statements. The selected historical combined statement of operations data of Mattress Discounters (excluding Bedding Experts) for the six months ended July 1, 1997, and the selected combined historical balance sheet data as of July 1, 1997, were derived from the audited combined financial statements of Mattress Discounters (excluding Bedding Experts). The selected historical combined financial data of Mattress Discounters (excluding Bedding Experts) as of and for the year ended December 28, 1996, are derived from the audited combined financial statements of Mattress Discounters (excluding Bedding Experts). Our summary historical combined financial data as of and for the ten-months ended December 31, 1998, are derived from our unaudited condensed, combined interim financial statements which, in the opinion of management, include all adjustments necessary for a fair presentation.

     On July 2, 1997, Heilig-Meyers acquired Mattress Discounters in a business combination accounted for as a purchase. On January 3, 1998, Heilig-Meyers acquired Bedding Experts in a business combination accounted for as a pooling of interests. Mattress Discounters and Bedding Experts were maintained by Heilig-Meyers as brother-sister corporations. Due to the chronology of the acquisitions, and the fact that Mattress Discounters was the more substantial entity based on its operations, size and management team, we believe Mattress Discounters is considered the predecessor to the Company. Accordingly, Bedding Experts financial data has been included herein for periods subsequent to its acquisition by Heilig-Meyers (January 3, 1998). Due to the required purchase accounting adjustments relating to the Mattress Discounters (excluding Bedding Experts) acquisition, the selected historical combined financial data reflected in the following table prior to July 2, 1997 are stated using its predecessor basis of accounting and may not be comparable to the data for subsequent periods. The primary differences result from the amortization of goodwill recorded by Heilig-Meyers as a result of the purchase on July 2, 1997 and the provision for income taxes.

     On November 5, 1999, we elected to change our fiscal year end from the last day of February to the closest Saturday to December 31, beginning with the ten months ended January 1, 2000.

     The selected historical financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

                                                           Selected Historical Financial Data (dollars in thousands)
                                                                                Predecessor
                                                                      Mattress Discounters (excluding
                                                                              Bedding Experts)
                                                                Year Ended
                                                           ------------------
                                                                                       Six Months Ended July 1,
                                                            December 28, 1996                   1997
                                                           ------------------          ------------------------
Operating Data:
Net sales..............................................        $  170,440                 $    84,417
Gross profit...........................................            56,285                      27,433
General and administrative expenses....................            51,940                      29,433
Other operating expenses...............................                --                          --
Income (loss) from operations..........................             4,345                      (2,000)
Interest income........................................               548                         328
Other income (expense), net............................              (471)                          8
Income (loss) before provision for (benefit from)
     income taxes......................................             4,422                      (1,665)
Net income (loss)(1)...................................             4,422                      (1,665)

Other Financial Data:
Depreciation and amortization..........................             2,214                       1,007
Capital expenditures...................................             1,823                       1,592

Balance Sheet Data (end of period):
Working capital (deficit)..............................        $      517                 $   (14,242)
Total assets...........................................            36,180                      24,546
Long-term debt and capital lease obligations...........               363                         268
Total debt and capital lease obligations...............               543                         454
Other Data (end of period):.......................
Number of stores.......................................               162                         170
Same store sales growth................................              (3.4%)                      --(2)

                           SELECTED HISTORICAL DATA


                                                                                          Ten Months Ended
                                                                                  -------------------------------
                                                                                                                     Twelve Months
                                                 Eight Months     Fiscal Year                                            Ended
                                                Ended Feb. 28,   Ended Feb. 28,    December 31,                        December 30,
                                                    1998            1999             1998        January 1, 2000          2000
                                                --------------   --------------   -------------------------------     -------------
Operating Data:
Net sales.....................................   $136,360         $247,725        $ 203,115        $  220,677         $ 275,225
Gross profit..................................     47,680           88,863           74,669            77,670            99,254
General and administrative expenses...........     34,649           67,261           55,742            60,895            79,710
Other operating expenses......................         --               --               --             4,654                --
Income (loss) from operations.................     13,032           21,601           18,927            12,121            19,544
Interest income (expense), net................         76              128              126            (7,836)          (19,279)
Other income (expense), net...................       (568)             322              450                --                --
Income (loss) before provision for (benefit
   from) income taxes.........................     12,540           22,052           19,504             4,285               266
Net income (loss).............................      7,143           12,690           11,238             2,104              (687)

Other Financial Data:
Depreciation and amortization.................   $  2,545         $  4,541        $   3,771        $    4,063         $   4,822
Capital expenditures..........................      1,367            5,162            4,297             2,615             6,761
Balance Sheet Data (end of period):
Working capital (deficit).....................   $ (9,318)        $  1,137        $  (8,492)       $   (2,882)        $  (3,568)
Total assets..................................     97,394          101,488           91,776           202,933           209,558
Long-term debt and capital lease obligations..        629              426              448           133,374           133,869
Total debt and capital lease obligations......        920              656              697           133,641           133,985

Other Data (end of period):
Number of stores..............................        172              236              231               252               295
Same store sales growth.......................       --(2)             1.5%             3.8%             (0.0%)            (0.3%)(3)

(1) Prior to its acquisition by Heilig-Meyers, Mattress Discounters (excluding Bedding Experts) filed as an "S" Corporation for federal and state income tax purposes. Accordingly, no provision for federal income taxes is included in the statement of operations for the year ended December 28, 1996 and the six months ended July 1, 1997. Provisions were made for state income taxes in those states which do not recognize "S" Corporation elections. These provisions have been included in general and administrative expenses.

(2) Our same store sales growth when aggregated with Mattress Discounters (excluding Bedding Experts) for the 12 months ended February 28, 1998 was 2.0%.

(3) Represents same store sales growth for the twelve months ended December 30, 2000, versus the twelve months ended January 1, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We believe we are one of the largest retailers of mattresses in the United States. We operate in two segments: mattress retailing and mattress manufacturing. We currently operate our retail business through a nationwide network of 295 stores in 15 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand. In the fiscal year of 2000, and for the ten-months ended January 1, 2000, our manufacturing facilities provided product accounting for 31% and 30%, respectively, of the cost of our retail purchases. The sales from our manufacturing segment to our retail operation are eliminated in our consolidated and combined results of operations. Our business is currently conducted through three legal entities: Mattress Discounters Corporation, consisting of retail and manufacturing operations; Bedding Experts, our retail store operations in the Chicago metropolitan area; and T.J.B., our retail store operations in Washington, D.C., Virginia, and Maryland which operate as Mattress Discounters. Bedding Experts and T.J.B. became wholly owned subsidiaries of Mattress Discounters Corporation, effective August 6, 1999 under the transactions discussed elsewhere in this Annual Report on Form 10-K.

     Mattress Discounters Corporation (excluding Bedding Experts) was acquired by Heilig-Meyers on July 2, 1997 in a business combination accounted for as a purchase. Bedding Experts was acquired by Heilig-Meyers on January 3, 1998 in a business combination accounted for as a pooling of interests. Due to the chronology of the acquisitions, and the fact that Mattress Discounters was the more substantial entity based on its operations, size and management team, we believe Mattress Discounters is considered the predecessor to the Company. Accordingly, Bedding Experts financial data has been included herein for periods subsequent to its acquisition by Heilig-Meyers (January 3, 1998).

     On August 6, 1999, our parent company, Mattress Holding Corporation, consummated a merger and recapitalization under a transaction agreement, dated as of May 28, 1999, among Heilig-Meyers, Heilig-Meyers Associates, Inc. and MD Acquisition Corporation, a Virginia corporation owned by various Bain Capital investment funds and affiliates and other institutional investors.

     The following discussion and analysis of financial condition and results of operations relates substantially to periods prior to the completion of the transactions contemplated by the transaction agreement. As a result of consummating a merger and recapitalization of our parent, we entered into a financing arrangement and accordingly, have a different capital structure. Accordingly, the results of operations subsequent to the consummation of the transactions contemplated by the transaction agreement will not necessarily be comparable to prior periods.

Results of Operations

     The financial position and operating results of the entities as of dates and for periods ended subsequent to July 2, 1997, includes Mattress Discounters and subsequent to January 3, 1998, includes Mattress Discounters and Bedding Experts as each entity was under common ownership and control by Heilig-Meyers through August 5, 1999. Effective August 6, 1999, the financial statements have been prepared on a consolidated basis under the transactions discussed elsewhere in this Annual Report on Form 10-K. The following discussion compares our results of operations for the twelve months ended December 30, 2000, to the ten months ended January 1, 2000, and the ten months ended January 1, 2000, to the ten months ended December 31, 1998, and the fiscal year ended February 28, 1999 to the period from July 2, 1997 to February 28, 1998.

     The following table sets forth our statement of operations line items as a percentage of net sales for the periods indicated and should be read in conjunction with the "Summary Historical Financial Data," the "Selected Historical Financial Data," and the audited consolidated and combined financial statements, and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

                                                                     Ten Months
                                                                        Ended
                                                            ------------------------------
                                                                                                  Twelve
                                            Fiscal Year                                           Months
                                               Ended                                               Ended
                                            February 28,     December 31,      January 1,       December 30,
                                               1999             1998              2000             2000
                                            ------------    --------------   -------------     -------------
Net sales...............................      100.0%           100.0%            100.0%           100.0%
Gross profit............................       35.9             36.8              35.2             36.1
General and administrative expenses.....       27.2             27.4              27.6             29.0
Other operating expenses................         --               --               2.1               --
Income from operations..................        8.7              9.3               5.5              7.1
Interest income (expenses), net.........        0.1              0.1              (3.6)            (7.0)
Other income
   (expense), net.......................        0.1              0.2                 -
                                             ------           ------            ------           ------
Income before provision for income
   taxes................................        8.9              9.6               1.9              0.1
Provision for income taxes..............        3.8              4.1               1.0              0.3
                                             ------           ------            ------           ------

Net income (loss)...................            5.1%             5.5%              1.0%            (0.2)
                                             ======           ======            ======           ======

Twelve Months Ended December 30, 2000 Compared to Ten Months Ended January 1,
2000


     Net Sales: Net sales for the twelve months ended December 30, 2000 increased $54.5 million or 24.7% to $275.2 million from $220.7 million for the ten months ended January 1, 2000. The increase results from greater retail net sales of $49.4 million and an increase of $5.2 million in the external net sales of our manufacturing operation. Net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers totaled $260.4 million, $39.5 million, and $14.8 million, respectively, for the twelve months ended December 30, 2000 and $211.1 million, $34.3 million, and $9.6 million, respectively, for the ten months ended January 1, 2000.

Retail sales rose $49.4 million or 23.4% for the twelve month period ended December 30, 2000, over the ten month period ended January 1, 2000. The two additional months in the year ended December 30, 2000 contributed $40.1 million of the increase in retail sales. The remaining $9.3 million increase is attributable to $14.4 million increase in new store sales, offset by lower comparable store and closed store sales totalling $5.1 million.

Net sales from manufacturing operations increased $10.5 million for the twelve months ended December 30, 2000 versus the ten months ended January 1, 2000. The two additional months in the fiscal year ended December 30, 2000 represented $6.2 million of the increase in the twelve month total. The majority of our manufacturing output is consumed by our retail operations. During the twelve months ended December 30, 2000 there was a shift in the mix of retail sales to include a slightly higher weighting of Sealy products, versus our manufactured product. Sales to external retailers increased by $5.2 million to $14.8 million.

     Gross Profit: Gross profit for the twelve months ended December 30, 2000 increased $21.6 million or 27.8% from $77.7 million to $99.3 million over the ten months ended January 1, 2000. Gross profit as a percentage of sales rose 0.9% to 36.1% over the prior fiscal period. Retail gross profit for the twelve months ended December 30, 2000 rose to $86.1 million, an increase of $19.4 million. Manufacturing gross profit was $13.2 million, an increase of $2.2 million over the ten month period ended January 1, 2000.

Retail gross profit as a percentage of net retail sales rose from 31.6% to 33.1%. The increase in gross profit percent is primarily due to a shift in mix to higher margin bedding products and improved margins on the new product line-up.

Manufacturing gross profit as a percentage of manufacturing sales was 24.3% for the twelve months ended December 30, 2000, compared to 25.1% for the ten months ended January 1, 2000. The decrease in gross profit percentage is primarily due to increased payroll costs as a percentage of sales.

General and Administrative expenses: General and administrative expenses for the year ended December 30, 2000 rose $18.8 million or 30.9% over the ten months ended January 1, 2000. As a percentage of net sales, general and administrative expenses were 29.0% for the year, compared to 27.6% for the ten months ended January 1, 2000. The two additional months in the year ended December 30, 2000 represented $13.9 million of the total $18.8 million increase. The remaining increase is a result of increased payroll expense, largely from $2.0 million of severance costs and higher sales commissions due to higher overall sales and improved margins, along with a $.7 million increase in consulting/management fees.

Other operating expenses: Other operating expenses for the ten months ended January 1, 2000 were $4.7 million. This expense was primarily the result of a $3.8 million non-cash charge for the intrinsic value of the in-the-money stock options granted and deferred compensation for management in connection with the transaction agreement, a $0.4 million write-off of future operating lease payments associated with obsolete POS system hardware, a $0.2 million reserve for expected losses on three subleased properties given that future lease costs would not be fully recovered, and $0.1 million for a one-time expense for D & O insurance purchased for prior period coverage related to the consummation of the transactions contemplated by the transaction agreement.

Interest expense: Interest expense for the twelve months ended December 30, 2000 was $20.0, an increase of $11.9 million over the ten month period ended January 1, 2000. The increase in interest is attributable to higher average outstanding balances for the year ended December 30, 2000. The Senior Notes were issued in August 1999 and the twelve months ended December 30,2000 includes a full year of interest expense.

Provision for Income Taxes: The Company's effective income tax rate for the twelve month period ended December 30, 2000, was 358.3% compared to 50.8% for the ten month period ended January 1, 2000. The effective tax rate differs from the federal statutory rate primarily as a result of non-deductible goodwill. The increase in the effective income tax rate during the twelve months ended December 30, 2000 is a result of increased nondeductible expenses relative to pretax income.

Net income/(loss): Net loss for the twelve month period ended December 30, 2000 was $687,314, a decrease of $2.8 million, compared with net income of $2.1 million during the ten months ended January 1, 2000. The decrease is primarily attributable to higher payroll and interest expenses discussed above.

Ten Months Ended January 1, 2000 Compared to Ten Months Ended December 31, 1998

     Net Sales: Our net sales for the ten months ended January 1, 2000 increased $17.6 million or 8.7% to $220.7 million from $203.1 million for the ten months ended December 31, 1998. The increase represents an increase in our retail net sales of $10.0 million and an increase in the external net sales of our manufacturing operation of $7.6 million. Our net sales from retail operations, our manufacturing sales to our retail operations, and our manufacturing sales to external retailers were $211.1 million, $34.3 million, and $9.6 million, respectively, in the ten months ended January 1, 2000, and $201.1 million, $32.6 million and $2.0 million, respectively, in the ten months ended December 31, 1998.

     Overall, our retail sales for the ten months ended January 1, 2000 increased $10.0 million or 5.0%. Excluding the New Jersey and Chicago markets, our retail sales for the ten months ended January 1, 2000 increased $22.8 million or 14.4%. We have experienced significant sales and operational issues in the Chicago market after the business was acquired in January, 1998 and we exited the New Jersey market in 1998 as a result of our decision to discontinue an unprofitable strategy of operating significantly larger stores.

     The increase in our retail sales for the ten months ended January 1, 2000 is attributable to (1) a $8.8 million net increase resulting from net store openings since December 31, 1998 (2) a $1.1 million increase resulting from an additional day of sales from the change in fiscal year end and (3) a $0.1 million increase in comparable store sales. The increase in comparable store sales is comprised of a 5.6% increase in our markets excluding Chicago for the ten months ended January 1, 2000, offset by a 24.2% decrease in comparable store sales in Chicago for the ten months ended January 1, 2000. The decline in Chicago was primarily attributable to high sales force and management turnover at these stores, changes in commission and management compensation plans and the putting in place of new management to stabilize the operation. The sales force and management turnover is expected to decrease in subsequent periods. Management continues to drive key initiatives to improve Chicago's operating performance, including adding key management and support staff to the region, hiring new sales staff and deploying additional training personnel.

     The increase in our retail net sales for the ten months ended January 1, 2000 was partially offset by a $4.0 million decrease in net sales due to the closure of our stores in, and exit from, the New Jersey market in September 1998.

     Net sales generated by our manufacturing operations during the ten months ended January 1, 2000 increased $9.3 million to $43.9 million from $34.6 million for the ten months ended December 31, 1998. The majority of our manufacturing output is consumed by our retail operations. The output related to our retail sales increased by $1.6 million due primarily to overall growth in our retail sales, which was offset by a $3.2 million shift in mix from Comfort Source to Sealy products driven by the introduction of a new product line-up from Sealy. We also increased our net sales to external retailers by $7.6 million to $9.6 million due to supplier relationships with Heilig-Meyers and another party.

     Gross Profit: Gross profit for the ten months ended January 1, 2000 increased $3.0 million or 4.0% to $77.7 million from $74.7 million for the ten months ended December 31, 1998. As a percentage of net sales, gross profit was 35.2% in the ten months January 1, 2000, compared to 36.8% in the ten months ended December 31, 1998. Our retail gross profit for the ten months ended January 1, 2000 was $66.7 million, a decrease of $1.0 million or 0.5%, while our manufacturing gross profit was $10.9 million, an increase of $4.0 million or 55.9% over last year.

     Our retail gross profit expressed as a percentage of net retail sales was 31.6% in the ten months ended January 1, 2000, compared to 32.7% in the ten months ended December 31, 1998. The decrease in the gross profit percentage is primarily due to inventory shrinkage, the write-off of obsolete/slow moving inventory during the second quarter ended August 31, 1999, and lower margins in the Chicago market due to sales of a less favorable product mix, inventory shrinkage, and negative leverage of our occupancy expense due to lower sales versus the ten month period ended December 31, 1998. The inventory shrink of $1.1 million in the second quarter of 1999 was due to physical control issues, primarily in the Chicago market. The write-off of obsolete/slow moving inventory of $0.4 million relates to a reassessment of our products and an effort to segregate and move obsolete/slow moving inventory. In markets other than Chicago, our retail margins as a percentage of sales were 33.1% in the ten months ended January 1, 2000, compared to 32.7% in the ten months ended December 31, 1998.

     Our manufacturing gross profit expressed as a percentage of manufacturing sales was 25.1% in the ten months ended January 1, 2000 compared to 19.9% in the ten months ended December 31, 1998. This increase in gross profit percentage is primarily due to a more favorable product mix with a shift to a higher price point product that carries a higher gross profit percentage, to lower materials costs and to greater overhead absorption due to higher production volume during the ten months ended January 1, 2000 compared to the ten months ended December 31, 1998.

     General and administrative expenses: General and administrative expenses for the ten months ended January 1, 2000 increased $5.2 million or 9.2% to $60.9 million from $55.7 million for the ten months ended December 31, 1998. As a percentage of net sales, general and administrative expenses were 27.6% in the ten months ended January 1, 2000 compared to 27.4% in the ten months ended December 31, 1998. The increase in expenses is partially a result of consulting and other resources focusing primarily on Year 2000 issues and the operational redesign in preparation for the POS rollout. The increase is also a result of a second quarter reevaluation and write-off of accounts receivable, an increase in workers compensation reserves and increased payroll expense, offset by a reduction in our net advertising expense as a percent of net sales due to a shift in mix in the Sealy vs. Comfort Source product line. The write-off of accounts receivable resulted in a $0.8 million charge related primarily to our reevaluation of certain customer deductions, chargebacks from credit card companies, and unrecoverable funds from providers of third party finance. The uncollectibility of a portion of these receivables was a result of final resolution of disputes with the Company's customers. The Company has instituted additional processes to mitigate this exposure during the last calendar quarter of 1999. The increase in workers compensation liabilities of $0.5 million was the result of a change in the estimated liability due to the utilization of actuarial methods used to calculate the liability. Prior to August 6, 1999, the Company had estimated its workers compensation liability based on claims history and the Company's best estimate of ultimate settlement. We believe the utilization of the actuarial method is a more appropriate methodology to estimate the accrual.

     Other Operating Expenses: Other operating expenses, for the ten months ended January 1, 2000 was $4.7 million. This expense is primarily a result of a $3.8 million non-cash charge for the intrinsic value of in-the-money stock options granted and deferred compensation for management in connection with the Transaction Agreement, a $0.4 million write-off of future operating lease payments associated with obsolete POS system hardware, a $0.2 million reserve established for expected losses on three subleased properties given that future lease costs will not be fully recovered, and $0.1 million for a one- time expense for D&O insurance purchased for prior period coverage related to the consummation of the transactions contemplated by the Transaction Agreement.

     Other Income (Expense), net: Other income (expense), net, for the ten months ended January 1, 2000 decreased from $0.5 million other income, net, for the ten months ended December 31, 1998.

     Interest Income (Expense): Interest expense for the ten months ended January 1, 2000 increased to ($8.0) million from $0.1 million for the ten months ended December 31, 1998, due to interest expense on the Senior Notes.

     Provision for Income Taxes: Our effective income tax rate for the ten months ended January 1, 2000 was 50.8%, compared to 42.4% for the ten months ended December 31, 1998. Our effective tax rate differs from the federal statutory corporate rate primarily as a result of non-deductible goodwill and state income taxes. The increase in the effective income tax rate during the ten months ended January 1, 2000, resulted from increased nondeductible expenses as a percentage of income before the provision for income taxes.

     Net Income: Primarily as a result of the reasons discussed above, net income decreased to $2.1 million or 1.0% of net sales in the ten months ended January 1, 2000 from $11.2 million or 5.5% of net sales in the ten months ended December 31, 1998.

     Fiscal Year Ended February 28, 1999 Compared to the Period from July 2, 1997 to February 28, 1998 (the "eight-months ended February 28, 1998")

     Net Sales: Our net sales for fiscal 1999 increased $111.3 million or 81.6% to $247.7 million, from $136.4 million for the eight-months ended February 28, 1998. The increase represents an increase in our retail net sales of $105.5 million and an increase in the external net sales of our manufacturing operation of $5.8 million. Our net sales from retail operations, our manufacturing sales to our retail operations, and our manufacturing sales to external retailers were $239.3 million, $38.1 million, and $8.4 million, respectively, for fiscal 1999 and $133.8 million, $20.7 million and $2.6 million, respectively, for the eight-months ended February 28, 1998. Manufacturing sales to our retail operations are eliminated in the consolidation of our segments.

     The increase in our retail net sales is attributable to (1) 4 additional months of Mattress Discounters' sales of $64.8 million and ten months of Bedding Experts sales of $35.9 million, (2) a $5.6 million increase resulting from net store openings during fiscal 1999 and (3) from having a full year's worth of sales during fiscal 1999 for stores that we opened during fiscal 1998.

     The increase in our retail net sales was partially offset by a $2.6 million decrease in net sales due to the closure of our stores in the New Jersey market. Excluding the effect of the New Jersey market closing, we increased our retail net sales in fiscal 1999 by $113.9 million or 83.5%.

     Sales generated by our manufacturing operation during fiscal 1999 increased $23.3 million or 99.8%, to $46.6 million. Sales to our retail operations increased by $17.5 million to $38.1 million from $20.7 million, primarily due to
(1) 4 additional months of sales, (2) the introduction of our Comfort Source branded products into Bedding Experts stores during fiscal 1999, (3) the impact of expanding retail sales and (4) an expansion in our product offering to include higher priced mattresses. Net sales to external retailers increased by $5.8 million to $8.4 million from $2.6 million due to new supply arrangements with Heilig-Meyers and its affiliates. See "Business--Supply Contract with Heilig-Meyers."

     Gross Profit: Gross profit for fiscal 1999 increased $41.2 million or 86.4% to $88.9 million from $47.7 million in the eight-months ended February 28, 1998. As a percentage of net sales, gross profit was 35.9% in fiscal 1999 compared to 35.0% in the eight-months ended February 28, 1998. Our retail gross profit for fiscal 1999 was $79.6 million, an increase of $36.4 million or 84.3% from the eight-months ended February 28, 1998, while our manufacturing gross profit was $9.3 million, an increase of $4.8 million or 107% from $4.5 million in the eight-months ended February 28, 1998.

     Our retail gross profit expressed as a percentage of net retail sales was 33.3% in fiscal 1999 compared to 32.3% in the eight-months ended February 28, 1998. This increase in gross profit percentage is due primarily to a reduction in our occupancy expense in both dollars and as a percentage of net retail sales between fiscal 1999 and the eight-months ended February 28, 1998. Occupancy expense dropped primarily due to exiting the high cost New Jersey market.

     Our manufacturing gross profit expressed as a percentage of manufacturing sales was 19.3% in fiscal 1999 compared to 17.19% in the eight-months ended February 28, 1998. This increase in gross profit percentage is primarily due to reduced material costs, more favorable product mix and greater overhead absorption due to higher production volumes.

     General and Administrative Expenses: General and administrative expenses for fiscal 1999 increased $32.7 million or 94.5% to $67.3 million from $34.6 million in the eight-months ended February 28, 1998. As a percentage of net sales, general and administrative expenses were 27.2% in fiscal 1999 compared to 25.4% in the eight-months ended February 28, 1998. This increase was partially due to the corporate overhead allocations from Heilig-Meyers in fiscal 1999 of $1.9 million. No allocations of this type occurred in the eight-months ended February 28, 1998. General and administrative expenses would have decreased as a percentage of net sales to 26.4% in fiscal 1999, excluding corporate overhead allocations. This increase was offset by a reduction in our net advertising costs largely resulting from the inclusion of Bedding Experts under our existing co-operative advertising arrangements starting on January 3, 1998, and the full year benefit of the cooperative advertising agreement with Sealy Mattress Company.

     Other Income (Expense), Net: Other income (expense), net, for fiscal 1999 increased $0.9 million to $0.3 million of other income, net from $(0.6) million of other expense, net for the eight-months ended February 28, 1998. Other expense in the eight-months ended February 28, 1998 consisted primarily of losses on abandonment of leased property and fees related to the January 3, 1998 acquisition of Bedding Experts.

     Provision for Income Taxes: Our effective income tax rate was 42.5% in fiscal 1999 as compared to 43.0% in the eight-months ended February 28, 1998. Our effective tax rate in fiscal 1999 differs from the federal statutory corporate rate primarily as a result of non-deductible goodwill and state income taxes.

     Net Income: Primarily as a result of the reasons discussed above, net income increased to $12.7 million or 5.1% of net sales in fiscal 1999 from $7.1 million, or 5.2% of net sales in the eight-months ended February 28, 1998.

Liquidity and Capital Resources

     Prior to the leveraged recapitalization, our principal source of funds had been cash flows from operations and our use of funds primarily consisted of capital expenditures for new store openings and, a significant use of our funds was the funding of accounts receivable to Heilig-Meyers and non-interest bearing loans to Heilig-Meyers. Our cash and cash equivalents at December 30, 2000, and January 1, 2000 were approximately $8.2 million and $7.5 million, respectively.

     In connection with the leveraged recapitalization, we incurred significant amounts of debt requiring interest payments on the notes and interest payments and principal payments under the senior credit facility. Our liquidity needs relate to working capital, capital expenditures and potential acquisitions.

     We intend to fund our working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under the senior credit facility.

     In addition, the senior credit facility requires that we maintain specified financial ratios. At December 30, 2000, we were in full compliance with the financial covenants in the senior credit facility and we expect to remain in compliance for the foreseeable future.

     We believe that cash from operating activities, together with available revolving credit borrowings under the senior credit facility, will be sufficient to permit us to meet our financial obligations and fund our operations for the foreseeable future.

     Net cash provided by operating activities for the twelve months ended December 30, 2000 was $11.2 million, a decrease of $5.3 million over the prior ten month fiscal year total of $16.5 million. The ten month period ended January 1, 2000 results included several one-time items associated with the transaction agreement. This includes $3.8 million resulting from the recapitalization and a $400 thousand write off for obsolete inventory. The twelve month period ended December 30, 2000 was also affected by a net loss of $0.7 million for the year ended December 30, 2000 compared to net income of $2.1 million for the ten months ended January 1, 2000, offset by a reduction in net working capital. The Company has a receivable of $1.7 million from Heilig Meyers Corporation who filed for bankruptcy during August 2000. We believe that the Company has certain rights which will enable it to collect this amount related to sales with Heilig Meyers prior to its filing for bankruptcy.

     Net cash provided by operating activities for the ten months ended January 1, 2000 was $16.5 million, a $18.5 million increase from the ($2.0) million of cash used in operating activities for the ten months ended December 31, 1998. The net income component of cash flows from operating activities was $2.1 million for the ten months ended January 1, 2000, and $11.2 million for the ten months ended December 31, 1998. Significant components of cash flows from operating activities during the ten months ended January 1, 2000 included non-cash charges for stock option grants and deferred compensation of $3.8 million and increases in accrued expenses because of accrued interest on the Senior Notes. Whereas the significant component of cash flows from operating activities during the ten month period ended December 31, 1998 included net advances to Heilig-Meyers of $10.5 million.

     Net cash provided by operating activities for fiscal 1999 was $1.8 million; a $0.8 million increase from the $1.0 million generated in the eight months ended February 28, 1998.

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. The initial capital investment to open a new store is approximately seventy thousand dollars, which includes leasehold improvements, furniture, fixtures, and point of sale computer equipment. Total capital expenditures for the twelve month ended December 30, 2000 totaled $6.8 million and for each of the ten months ended January 1, 2000 and December 31, 1998 were $2.6 million and $4.3 million, respectively. During the twelve months ended December 30, 2000, capital expenditures included approximately $4.2 million for leasehold improvements, furniture and fixtures for new and existing stores, and $2.6 million for corporate, MIS and manufacturing additions.

     For the ten-month fiscal year ended January 1, 2000, capital expenditures included approximately $1.9 million for leasehold improvements, furniture and fixtures for new and existing stores, and $0.7 million for corporate, MIS and manufacturing additions.

     During Fiscal 1999, cash capital expenditures were approximately $5.2 million, including approximately $2.3 million for leasehold improvements, furniture and fixtures for new and existing stores, $0.8 million for manufacturing machinery and equipment, $0.8 million for land, building and equipment for a new manufacturing plant, and $1.3 million for corporate additions. During the eight months ended February 28, 1998 our capital expenditures were $1.4 million.

     Net cash used for financing activities for the twelve months ended December 30, 2000 was $3.8 million. Cash used in financing activities primarily relates to the repurchase of stock options for $2.8 million.

     Net cash used for financing activities for the ten months ended January 1, 2000 increased $6.8 million to $7.0 million from $0.2 million for the ten months ended December 31, 1998. The cash used by financing activities primarily related to the recapitalization as described in detail in Note 1 to the financial statements for the ten months ended January 1, 2000. The principle components of the recapitalization included;

     . the deemed settlement and contribution to capital of the note receivable from Heilig-Meyers of approximately $6.0 million, the elimination and distribution of current taxes payable to Heilig-Meyers of approximately $4.3 million and the distribution of excess cash at the closing date of approximately $1.7 million to Heilig-Meyers;

     . the payment of deferred financing fees of approximately $10 million, which have been deferred in the consolidated balance sheet;

     . the contribution of capital from Holdings representing the granting of the Management Stock Options and the Warrants in Holdings' common stock; and

     . the dividend distribution of approximately $130.0 million from Mattress Discounters to Holdings to partially fund the Recapitalization of Holdings.

     In December 1999, pursuant to the transaction agreement, Heilig-Meyers agreed to pay to Holdings approximately $2.0 million. For fiscal 1999, net cash used by financing activities was $0.3 million compared to $0.1 million in the eight months ended February 28, 1998.

Seasonality

     Our operations are not seasonal in nature. In the twelve months ended December 30, 2000 we generated 24.5%, 24.3%, 28.0% and 23.3% of our retail net sales in the first through the fourth quarter, respectively.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         We do not believe that we have material quantitative or qualitative market risk exposures.

ITEM 8.   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Mattress Discounters Corporation and Subsidiaries

                                                                            Page

Reports of Independent Accountants........................................   17

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 1, 2000 and
December 30, 2000.........................................................   19

Consolidated Statements of Operations for the Year Ended
February 28, 1999, the Ten-Months Ended January 1, 2000,
and the Year Ended December 30, 2000......................................   20

Consolidated Statements of Cash Flows for the Year Ended
February 28, 1999, the Ten-Months Ended January 1, 2000,
and the Year Ended December 30, 2000......................................   21

Consolidated Statement of Stockholder's Equity for the
Year Ended February 28, 1999, the Ten-Months Ended
January 1, 2000, and the Year Ended December 30, 2000.....................   22

Notes to Consolidated Financial Statement.................................   23

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Stockholder and Board of Directors of Mattress Discounters Corporation and Subsidiaries:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mattress Discounters Corporation and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the year ended December 30, 2000, and the ten-months ended January 1, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the financial position and operating results of the entities for periods prior to August 6, 1999, were combined as each entity was under common ownership and control by Heilig-Meyers Company ("Heilig") through August 5, 1999. Accordingly, the financial position and operating results for periods prior to August 6, 1999, may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. As discussed in Note 15 to the financial statements, portions of certain income and expenses for periods prior to August 6, 1999, represent allocations made from Heilig applicable to the Company.

PricewaterhouseCoopers LLP
McLean, Virginia
March 23, 2001

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Stockholder and Board of Directors
Mattress Discounters

We have audited the accompanying combined statements of operations, stockholder's equity and cash flows of Mattress Discounters Corporation, TJB, Inc., and The Bedding Experts, Inc. (the "Company") (as described in Note 1 to the combined financial statements) for the year ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of their operations and their combined cash flows for the year ended February 28, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the combined financial statements, the accompanying combined financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. As discussed in Note 15 to the combined financial statements, portions of certain income and expenses represent allocations made from Heilig-Meyers Company applicable to the Company.

Deloitte & Touche LLP
Richmond, Virginia
June 5, 1999 (March 27, 2000 as to paragraph 12 of note 2, under the caption Revenue and Cost of Sales related to the adoption of a new method of accounting for revenue recognition)

              MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 _____________



                                                                      January 1,           December 30,
                                                                         2000                  2000
                                                                      -------------        --------------
                                                 ASSETS

Current assets:
   Cash and cash equivalents                                          $   7,511,772        $    8,195,476
   Accounts receivable                                                    5,333,775             8,134,286
   Inventories                                                           16,257,356            19,837,726
   Prepaid expenses and other current assets                                828,111               988,196
   Due from affiliate                                                     3,086,561             1,907,112
   Deferred tax asset                                                       840,000             4,067,000
                                                                      -------------        --------------
       Total current assets                                              33,857,575            43,129,796

Property and equipment, net                                              10,583,397            14,014,338
Debt issue costs and other assets                                        10,423,837             9,845,475
Goodwill and other intangibles, net                                      56,142,894            54,624,915
Deferred tax asset                                                       91,925,000            87,943,000
                                                                      -------------        --------------
       Total assets                                                   $ 202,932,703        $  209,557,524
                                                                      =============        ==============

                                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                                        267,755               116,662
   Accounts payable, trade                                               17,067,993            24,964,853
   Accrued expenses                                                      19,403,490            21,616,657
                                                                      -------------        --------------
       Total current liabilities                                         36,739,238            46,698,172

Long-term debt, excluding current portion                               133,373,541           133,868,779
Other noncurrent liabilities                                              4,421,813             4,111,027
                                                                      -------------        --------------
       Total liabilities                                                174,534,592           184,677,978

Commitments and contingencies

Stockholder's equity:
   Common stock                                                                   1                     1
   Additional paid-in capital                                            29,845,297            27,014,046
   Accumulated deficit                                                   (1,447,187)           (2,134,501)
                                                                      -------------        --------------

       Total stockholder's equity                                        28,398,111            24,879,546
                                                                      -------------        --------------

       Total liabilities and stockholder's equity                     $ 202,932,703        $  209,557,524
                                                                      =============        ==============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 _____________

                                                                 Year              Ten-Months            Year
                                                                 Ended                Ended              Ended
                                                              February 28,          January 1,        December 30,
                                                                  1999                 2000               2000
                                                          ------------------    ----------------   -----------------
Net sales                                                 $      247,724,758    $    220,676,897   $     275,225,409
Cost of sales                                                    158,862,088         143,007,013         175,971,255
                                                          ------------------    ----------------   -----------------

     Gross profit                                                 88,862,670          77,669,884          99,254,154

General and administrative expenses                               67,261,355          60,895,148          79,709,682
Other operating expenses                                                   -           4,653,813                   -
                                                          ------------------    ----------------   -----------------

     Income from operations                                       21,601,315          12,120,923          19,544,472

Other income (expense):
   Interest income                                                   203,892             199,426             683,034
   Interest expense                                                  (75,568)         (8,035,021)        (19,961,820)
   Other, net                                                        322,207                   -                   -
                                                          ------------------    ----------------   -----------------

     Income before provision for income taxes                     22,051,846           4,285,328             265,686

Provision for income taxes                                         9,361,576           2,181,218             953,000
                                                          ------------------    ----------------   -----------------

     Net income (loss)                                    $       12,690,270    $      2,104,110   $        (687,314)
                                                          ==================    ================   =================

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ________

                                                                              Year           Ten-Months           Year
                                                                             Ended             Ended             Ended
                                                                          February 28,       January 1,       December 30,
                                                                              1999              2000              2000
                                                                        ----------------  ----------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                                     $     12,690,270  $      2,104,110  $       (687,314)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Compensation expense in connection with the
      Recapitalization                                                           -               3,825,000           -
    Depreciation and amortization                                              4,540,875         4,062,910         4,822,463
    Accretion of discount on Senior Notes                                        -                 242,168           579,429
    Amortization of debt issue costs                                             -                 526,079         1,337,663
    Deferred income taxes                                                      2,085,043        (1,908,754)          755,000
    Provision for obsolete inventory                                                               400,000           -
    Loss (gain) on disposition of property and equipment                         476,567            40,926           (23,306)
    Changes in operating assets and liabilities:
      Accounts receivable                                                       (543,623)          347,638        (2,800,511)
      Inventories                                                             (1,395,532)       (1,066,412)       (3,580,370)
      Prepaid expenses and other current assets                                  228,177          (519,528)         (160,085)
      Due to/from parent/affiliate                                           (10,477,190)       (1,070,529)        1,179,449
      Accounts payable, trade                                                 (2,406,465)         (406,393)        7,896,860
      Accrued expenses                                                        (2,218,207)       10,436,063         2,213,167
      Other noncurrent liabilities                                            (1,225,919)         (545,649)         (310,786)
                                                                        ----------------  ----------------  ----------------
        Net cash provided by operating activities                              1,753,996        16,467,629        11,221,659
                                                                        ----------------  ----------------  ----------------

Cash flows from investing activities:
    Property and equipment expenditures                                       (5,162,137)       (2,614,759)       (6,760,679)
    Proceeds from disposition of property and equipment                          132,794            99,515           -
    Expenditures for intangible asset                                           (597,508)          (10,880)          -
    Due to/from parent/affiliate                                                 -                (741,661)          -
    Other                                                                        -                 (61,078)            6,832
                                                                        ----------------  ----------------  ----------------
        Net cash used in investing activities                                 (5,626,851)       (3,328,863)       (6,753,847)
                                                                        ----------------  ----------------  ----------------

Cash flows from financing activities:
    Payments on long-term debt                                                  (304,570)         (327,050)         (235,284)
    Long-term borrowings                                                          40,000       133,070,457           -
    Revolving line of credit borrowings                                          -               5,204,900           -
    Payments on revolving line of credit borrowings                              -              (5,204,900)          -
    Payment of debt issue costs                                                  -             (10,247,615)         (717,573)
    Distribution to Heilig-Meyers in connection with Recapitalization            -              (1,675,587)          -
    Dividend to Holdings                                                         -            (130,001,035)          -
    Capital contributions from Holdings                                          -               2,200,000           -
    Repurchase of stock options                                                  -                -               (2,831,251)
    Other, net                                                                   -                 (11,969)          -
                                                                        ----------------  ----------------  ----------------
        Net cash used in financing activities                                   (264,570)       (6,992,799)       (3,784,108)
                                                                        ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                          (4,137,425)        6,145,967           683,704
Cash and cash equivalents, beginning of period                                 5,503,230         1,365,805         7,511,772
                                                                        ----------------  ----------------  ----------------
Cash and cash equivalents, end of period                                $      1,365,805  $      7,511,772  $      8,195,476
                                                                        ================  ================  ================

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                   _________

                                                                                             Retained
                                                                           Additional        earnings           Total
                                                              Common        paid-in        (accumulated     stockholder's
                                                               Stock        capital          deficit)          equity
                                                             ---------   --------------   --------------   ---------------
Balances as of February 28, 1998                                29,050   $   42,872,915   $    7,297,388   $    50,199,353

Additional consideration for Mattress Discounters and TJB        -            3,174,600          -               3,174,600
Net income                                                       -              -             12,690,270        12,690,270
                                                             ---------   --------------   --------------   ---------------

Balances as of February 28, 1999                                29,050       46,047,515       19,987,658        66,064,223

Distribution to Heilig-Meyers                                    -           (3,541,187)         -              (3,541,187)
Capital contribution  from Mattress Holding Corporation
  related to Warrants                                            -            2,200,000          -               2,200,000
Recapitalization of Mattress Discounters Corporation           (29,049)          29,049          -                 -
Stepped-up tax basis related to the Recapitalization             -           88,703,000          -              88,703,000
Compensatory stock options                                       -            2,869,000          -               2,869,000
Dividend to Mattress Holding Corporation                         -         (106,462,080)     (23,538,955)     (130,001,035)
Net income                                                       -              -              2,104,110         2,104,110
                                                             ---------   --------------   --------------   ---------------

Balances as of January 1, 2000                                       1       29,845,297       (1,447,187)       28,398,111

Repurchase of stock options                                      -           (2,831,251)         -              (2,831,251)

Net loss                                                         -              -               (687,314)         (687,314)
                                                             ---------   --------------   --------------   ---------------

Balances as of December 30, 2000                                     1   $   27,014,046   $   (2,134,501)  $    24,879,546
                                                             =========   ==============   ==============   ===============

                See notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________


1.   Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at December 30, 2000 and January 1, 2000, and the periods presented herein include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. The financial position and operating results of Mattress Discounters, T.J.B. and Bedding Experts for periods prior to August 5, 1999, were combined in the financial statements as each entity was under common ownership and control by Heilig-Meyers Company ("Heilig-Meyers") through August 5, 1999. Immediately prior to the closing of the recapitalization of the Company's parent (as described below) on August 6, 1999, Heilig-Meyers contributed all of the issued and outstanding stock of Mattress Discounters, T.J.B. and Bedding Experts to the capital of Heilig-Meyers Associates, Inc., a Virginia corporation ("HMA"). Immediately after this capital contribution, Mattress Discounters, T.J.B. and Bedding Experts became wholly owned subsidiaries of HMA. Immediately after the recapitalization of the Company's parent (as described below), the issued and outstanding stock of T.J.B. and Bedding Experts was contributed to the capital of Mattress Discounters. Accordingly, subsequent to August 6, 1999, the financial statements have been consolidated. For consistency of presentation, the combined financial statements throughout this annual report are referred to as consolidated, rather than combined financial statements. However, the existence of common ownership and control of the entities, as described above, could have resulted in operating results or financial position of the entities that would be significantly different from those that would have been achieved if the enterprises were autonomous.

     On May 28, 1999, Heilig-Meyers entered into a transaction agreement (the "Transaction Agreement") with HMA and MD Acquisition Corporation, a transitory Virginia merger corporation ("MDAC"). Heilig-Meyers owned 100% of the stock of Mattress Discounters, T.J.B. and Bedding Experts. Pursuant to the Transaction Agreement, upon the satisfaction of certain conditions, and after all of the issued and outstanding shares of Mattress Discounters, T.J.B. and Bedding Experts had been contributed to the capital of HMA, MDAC was merged with and into HMA, with HMA being the surviving corporation, subsequently changing its name to Mattress Holding Corporation ("Holdings"), effective on August 6, 1999 (the "Closing Date"). HMA was recapitalized (the "Recapitalization") whereby certain equity investors acquired an approximate 92.7% economic and voting equity stake in HMA.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                    _______

     Pursuant to the merger, the issued and outstanding shares of common stock of HMA were converted into the right to receive (i) a number of shares of fully paid and nonassessable shares of Holdings, the surviving corporation, that immediately following the Closing Date represented approximately 7.3% of each class of the issued and outstanding common stock of Holdings; (ii) $204.2 million in cash and (iii) a $10.0 million principal amount 10% junior subordinated promissory note and a $7.5 million principal amount 12% junior subordinated promissory note issued by Holdings.

     Concurrent with the Recapitalization of Holdings, the Company issued 140,000 units consisting of $140 million of Mattress Discounters Corporation senior notes due 2007 (the "Senior Notes") and warrants to purchase 679,000 shares of Class A common stock and 75,460 shares of Class L common stock of Holdings (the "Warrants"); and entered into a $20 million senior credit facility (the "Senior Credit Facility") of which approximately $5.2 million was drawn at the Closing Date (see Note 7).

     In connection with the Transaction Agreement, certain of the Company's management were granted "in the money" stock options to purchase shares of Class A and Class L common stock of Holdings with an intrinsic value of approximately $2.9 million ("Management Stock Options") together with deferred compensation benefits of approximately $0.9 million. This resulted in a pretax charge of $3.8 million that was recognized by the Company during the three month period ended August 31, 1999.

     In addition to the above pretax charge, the Company has recorded the following transactions resulting from the consummation of the Transaction
     Agreement:

          (i) The deemed settlement and net distribution from capital of the note receivable from Heilig-Meyers of $5,976,790, the elimination and distribution of current taxes payable to Heilig-Meyers of $4,322,556, and the distribution of excess cash at the Closing Date of $1,675,587 to Heilig-Meyers;

          (ii) The establishment of deferred income taxes and additional paid-in capital of approximately $88.7 million resulting from a new basis in the Company's assets for income tax reporting purposes as a result of the parties to the Transaction Agreement electing to treat the transactions as a taxable event pursuant to section 338(h)(10) of the Internal Revenue Code;

          (iii) The payment of financing fees of approximately $10 million, which have been deferred in the consolidated balance sheet;

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                    _______



          (iv) The contribution of capital from Holdings representing the granting of the Management Stock Options to employees of the Company and the Warrants in Holdings' common stock issued in connection with the Senior Notes; and

          (v) The dividend distribution of approximately $130.0 million from the Company to Holdings to partially fund the Recapitalization of Holdings.

     Subsequent to the Closing, Holdings submitted its claim for a working capital adjustment to Heilig-Meyers under the Transaction Agreement. In connection with the working capital adjustment, on December 22, 1999, Heilig- Meyers agreed to pay to Holdings $1,953,135. In addition, Heilig-Meyers agreed to reduce the outstanding principal amount of its $7.5 million 12% Junior Subordinated Promissory Note of Holdings to $5.875 million. The working capital adjustment transactions were accounted for by Holdings as a reduction to merger consideration. Heilig-Meyers also agreed to discharge certain lease obligations of the Company aggregating approximately $42,000.


2.   Summary of Significant Accounting Policies

     Fiscal Year--On November 5, 1999, the Company elected to change its fiscal year from the last day of February to the closest Saturday to December 31, beginning with the ten-months ended January 1, 2000. On July 2, 1997, pursuant to the acquisition of the Company by Heilig-Meyers, the Company's reporting period changed from a 52-53 week fiscal year ending on the Saturday nearest December 31, to a fiscal year ending February 28. Accordingly, results for fiscal year 1999 represent the year ended February 28, 1999. Due to the periods presented, the financial statements presented herein are not fully comparable.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     Fair Value of Financial Instruments
     -----------------------------------

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, amounts due from affiliate approximate fair value because of the short-term maturity of these instruments. The fair value of Senior Notes is approximately $125 million, based on quoted market prices at December 30, 2000.

     Cash and Cash Equivalents
     -------------------------

     Cash equivalents include time deposits with maturities of three months or less when purchased.

     Accounts Receivable
     -------------------

     Accounts receivable are primarily comprised of amounts due to the Company pursuant to vendor cooperative advertising and rebate agreements, and bank-financed customer sales.

     Due from Affiliate
     ------------------

     Due from affiliate represents sales to Heilig-Meyers for mattresses, boxsprings and foundations manufactured by the Company, and noninterest-bearing loans to Heilig-Meyers, for periods prior to August 6, 1999.

     Inventories
     -----------

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Manufactured inventories include raw materials, direct labor and manufacturing overhead.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Improvements to leased property are amortized over their estimated useful lives or lease period, whichever is shorter. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the asset life or term of the lease. Normal repairs and maintenance are expensed as incurred. Expenditures which significantly extend asset useful

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     lives are capitalized. The estimated useful lives are 30 to 31.5 years for buildings, 3 to 7 years for furniture, fixtures, equipment and vehicles, and 2 to 15 years for leasehold improvements. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

     The Company accounts for costs of software developed or obtained for internal use in accordance with SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained For Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll, and payroll-related costs for employees directly involved in the development of internal-use software, and interest costs incurred when developing software for internal use are to be capitalized. These capitalized costs are amortized over the useful life of the software on a straight-line basis.

     Debt Issue Costs
     ----------------

     Debt issue costs incurred in connection with the issuance of the Senior Notes are being amortized through July 15, 2007. Amortization of these costs are included in interest expense in the consolidated statements of operations.

     Goodwill and Other Intangibles
     ------------------------------

     The Company amortizes goodwill on a straight-line basis over forty years. Other intangibles, including its trademark and copyright, are amortized over their economic lives, which range from 3 to 20 years. Goodwill and other intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amounts may not be recoverable. Impairment, should any occur, would be recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.

     Revenues and Costs of Sales
     ---------------------------

     Sales revenue is recognized upon delivery and acceptance of mattresses and bedding products by the Company's customers. Sales are presented net of returns. Effective December 30, 2000, the Company adopted EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that companies classify amounts billed to customers for deliveries as revenues. Accordingly, the Company has reflected fees billed for deliveries as revenues, and the previous years balances have been reclassified to conform with the current period presentation. Cost of sales includes occupancy and delivery expenses.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     In preparing the January 1, 2000 financial statements, the Company adopted a new method of accounting for revenue recognition. In connection with the planned registration of the Company' Senior Notes with the Securities and Exchange Commission, the Company retroactively applied this method to their financial statements. Previously, the Company recognized revenues for sales upon receiving payment in full or if applicable, upon approval of customer third party credit. The Company now recognizes revenue upon delivery and acceptance of the product by the customer which is a preferred method. The Company has restated its 1999 financial statements for Mattress Discounters Corporation, T.J.B. Inc. and The Bedding Experts, Inc. for the change in the accounting method. The effect of the change reduced net income for 1999 and retained earnings at March 1, 1999 by $500,000 and $1,070,000, respectively.

     Advertising Costs
     -----------------

     Costs incurred for advertising are expensed in the period in which the advertising takes place. The Company records cooperative advertising funds as a reduction of advertising expense, when the Company has earned the cooperative advertising income. Net advertising expense recognized during the year ended February 29, 1999, the ten-month period ended January 1, 2000, and the year ended December 30, 2000 was $10,640,890, $7,269,699, and
     $9,983,594, respectively.

     Income Taxes
     ------------

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period ended based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes in the consolidated financial statements for periods prior to August 6, 1999, reflect tax calculations on a separate company basis, and do not reflect actual taxes owed by the Company on the Heilig-Meyers consolidated tax return.

     Stock-Based Compensation
     ------------------------

     The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. Accordingly, compensation costs for Holdings' stock options granted to employees of the

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     Company is measured as the excess, if any, of the fair value of Holdings' stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for Holdings' stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in their contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS 133, as amended, effective December 31, 2000, and there will be no impact on the Company's financial statements.

3.   Inventories

     Inventories are summarized as follows as of January 1, 2000 and December 30, 2000:

                                                           January 1,        December 30,
                                                              2000               2000
                                                       ------------------ ------------------
          Finished goods                               $      14,291,184  $      18,234,863
          Work in process                                        175,876            198,684
          Raw materials                                        1,790,296          1,404,179
                                                       ------------------ ------------------
                                                       $      16,257,356  $      19,837,726
                                                       ================== ==================

     As of January 1, 2000 and December 30, 2000, the Company had recorded reserves for inventory obsolescence of $379,880 and $0, respectively.

     The Company purchases the majority of its mattress, boxspring and foundation inventory from one supplier. During the ten-month period ended January 1, 2000 and the year ended December 30, 2000, the Company purchased approximately 64% and 68%, respectively, of its inventory from this supplier.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


4.   Property and Equipment

     Property and equipment consist of the following at January 1, 2000 and December 30, 2000:

                                                                  January 1,        December 30,
                                                                     2000               2000
                                                              ------------------ ------------------
     Land and buildings                                       $       1,042,002  $       1,042,002
     Furniture, fixtures, equipment, and vehicles                    14,961,438         16,135,862
     Leasehold improvements                                           8,862,424         14,305,362
                                                              ------------------ ------------------
                                                                     24,865,864         31,483,226
     Less:  Accumulated depreciation and amortization                14,282,467         17,468,888
                                                              ------------------ ------------------
                                                              $      10,583,397  $      14,014,338
                                                              ================== ==================

     Depreciation expense for the year ended February 28, 1999, the ten-months ended January 1, 2000, and the year ended December 30, 2000 was, $3,051,805, $2,730,735 and $3,304,484, respectively.

5.   Goodwill and Other Intangibles

     Goodwill and other intangibles consist of the following at January 1, 2000 and December 30, 2000:

                                                 Straight-
                                                    Line
                                                Amortization
                                                   Period           January 1,        December 30,
                Description                       (years)              2000               2000
     ---------------------------------------- -------------- --------------------- ------------------
     Goodwill                                        40        $       59,540,752  $      59,540,752
     Trademark                                       20                   300,000            300,000
     Copyrights                                      3                     43,388             43,388
                                                               ------------------- ------------------
                                                                       59,884,140         59,884,140
     Less:  Accumulated amortization                                    3,741,246          5,259,225
                                                               ------------------- ------------------
                                                               $       56,142,894  $      54,624,915
                                                               =================== ==================

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     On July 2, 1997, Heilig-Meyers acquired all of the outstanding capital stock of Mattress Discounters and T.J.B. The initial purchase price was valued at approximately $42,900,000 based on the average closing price of the Heilig- Meyers common stock for the 10 days prior to the acquisition date of July 2, 1997. Heilig-Meyers issued 2,269,839 shares of its common stock at the time of closing and placed 264,550 shares of common stock in escrow to be paid to the former shareholders of Mattress Discounters if the acquired stores met certain earnings targets in the twelve months following the closing. On July 8, 1998, these shares were released to the former shareholders, resulting in an increase to the purchase price of approximately $3,175,000. The transaction was accounted for as a purchase.

     Amortization expense for the year ended February 28, 1999, the ten-months ended January 1, 2000, and the year ended December 30, 2000, was $1,489,070, $1,332,175, and $1,517,979, respectively.

6.   Accrued Liabilities

     Current accrued expenses consist of the following:

                                                                  January 1,        December 30,
                                                                     2000               2000
                                                              ------------------ ------------------
     Accrued salaries, taxes and benefits                     $       3,662,493  $       4,588,787
     Accrued sales tax                                                  767,092          1,043,497
     Accrued retail store expenses                                    1,558,787          1,731,002
     Accrued income taxes                                              -                   198,000
     Accrued interest                                                 7,168,196          8,188,198
     Customer deposits and layaway                                      783,162            492,442
     Deferred revenue                                                 2,500,000          2,541,124
     Other                                                            2,963,760          2,833,607
                                                              ------------------ ------------------

     Total                                                    $      19,403,490  $      21,616,657
                                                              ================== ==================

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     Noncurrent liabilities consist of the following:

                                                                  January 1,        December 30,
                                                                     2000               2000
                                                              ------------------ ------------------
     Accrued rent                                             $       2,643,528  $       2,230,546
     Workers compensation reserve                                     1,435,980          1,556,980
     Other                                                              342,305            323,501
                                                              ------------------ ------------------

     Total                                                    $       4,421,813  $       4,111,027
                                                              ================== ==================

     During the year ended December 30, 2000, the Company recorded severance expense of approximately $2 million related to the resignations of certain executives. Approximately $1.2 million of the severance expense was unpaid as of December 30, 2000.

7.   Senior Credit Facility

     On August 6, 1999, the Company entered into a new credit agreement with a consortium of banks (the "Senior Credit Facility"), to finance a portion of the Recapitalization and to provide available borrowings for use in the normal course of business. The Senior Credit Facility provides for revolving loans for up to $20.0 million, including letters of credit of up to $5.0 million. The interest rate under the Senior Credit Facility is either: (1) the base rate, which is the higher of the prime lending rate, 1% in excess of the secondary market rate for three-month depository certificates or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) Eurodollar rate plus a margin. The margins of the loans under the Senior Credit Facility will be established and then will vary according to a pricing grid based upon the achievement of performance targets. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the revolving loans but may be reduced depending upon the achievement of performance targets, as defined by the Senior Credit Facility. There were no amounts outstanding under the Senior Credit Facility as of December 30, 2000, or January 1, 2000.

     The Senior Credit Facility requires that the Company meet certain financial covenants which include a maximum total debt ratio and a minimum interest coverage ratio. In addition, the Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to engaging in transactions with affiliates; prepaying subordinated debt and the Senior Notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments; engaging in mergers,

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     acquisitions, consolidations and asset sales; and making capital expenditures. The revolving loans under the Senior Credit Facility are due in August 2005.

     The Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and, also from excess cash flow (as defined in the Senior Credit Facility).

     T.J.B. and Bedding Experts and Holdings have guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is collateralized by substantially all assets of the Company.

     At January 1, 2000 and December 30, 2000, the Company had approximately $1,800,000 and $2,275,000, respectively, of outstanding letters of credit.

8.   Long-Term Debt

     Long-term debt and capital lease obligations consist of the following:

                                                                                      January 1,        December 30,
                                                                                         2000               2000
                                                                                 -------------------  -----------------
     Senior notes, maturing July 15, 2007, with an effective interest rate of 13.71%, net of unamortized discount of $7.0 million and $6.5 million, as of January 1, 2000, and December 30, 2000, respectively.
       Interest is payable semi-annually on January 15 and July 15 of each
       year.                                                                       $    132,969,968    $   133,549,397
     Notes payable to bank, maturing July 1, 2002, with interest at 9.50%,
       these notes are collateralized by the Company's land and building.                   398,042            360,680
     Notes payable maturing July 6, 2001, with interest ranging from 5.88%
       to 6.049%.                                                                           222,776             69,132
     Other                                                                                   50,510              6,232
                                                                                 -------------------  -----------------
                                                                                        133,641,296        133,985,441
     Less: Current portion of long term debt                                                267,755            116,662
                                                                                 -------------------  -----------------

     Long-term debt, excluding current portion                                     $    133,373,541    $   133,868,779
                                                                                 ===================  =================

     On August 6, 1999, the Company issued 140,000 Units consisting of $140 million aggregate principal amount of 12 5/8% Senior Notes ("Senior Notes") due July 15, 2007, of Mattress Discounters and separately transferable warrants (the "Warrants") to purchase an aggregate of 679,000 shares of Class A common stock and 75,460 shares of Class L common stock of Holdings. The discount on the Senior Notes is being amortized through July 15, 2007, using

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     the interest method. The notes are guaranteed on a senior uncollateralized basis by T.J.B. and Bedding Experts and, to the extent applicable, future domestic subsidiaries of the Company. The Company registered the Senior Notes with the Securities and Exchange Commission in July 2000.

     Except as discussed below, the Company may not redeem the Senior Notes prior to July 15, 2004. The Company may redeem the Senior Notes, in whole or in part, on or after July 15, 2004, at redemption prices of 106.313%, 103.156%, and 100%, if redeemed during the 12- month period beginning on July 15, 2004, 2005 and 2006, respectively, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, any time prior to July 15, 2002, the Company may redeem up to 35% of the Senior Notes at a redemption price equal to 112.625% of the principal amount, plus accrued and unpaid interest, with the net proceeds of equity issuances, provided that at least 65% of the aggregate principal amount of the Senior Notes originally issued remains outstanding immediately after each such redemption.

     Upon the occurrence of a "Change of Control," as defined by the indenture related to the Senior Notes, the Company will be required to make an offer to repurchase each holder's Senior Notes in whole or in part at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, upon occurrence of a "Change of Control" occurring prior to July 15, 2004, the Company may redeem all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined, plus accrued and unpaid interest, if any, to the date of repurchase.

     The Senior Notes contain certain restrictions, including, but not limited to, limits on additional indebtedness and preferred stock; limits on restricted payments; limits on transactions with affiliates; limits on liens; limits on dividends and other payment restrictions affecting subsidiaries; and restrictions on consolidations, mergers and the sale of assets.

     The Warrants entitle the holders thereof to acquire an aggregate of 679,000 shares of Holdings' Class A common stock and 75,460 shares of Holdings' Class L common stock, representing approximately 5% of Holdings' fully diluted common stock immediately after giving effect to the consummation of the Transaction Agreement. The Warrants will expire on July 15, 2007 (the "Expiration Date"). Each Warrant entitles the holder to acquire, on or after the Exercisability Date (as defined below) and prior to the Expiration Date, 4.850 shares of Holdings' Class A common stock and 0.539 shares of Holdings' Class L common stock at a price equal to $0.01 per share, subject to adjustment from time to time upon the occurrence of certain changes in the Class A common stock and Class L common stock and

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     certain issuances of Class A common stock and Class L common stock, options or convertible securities of Holdings.

     The "Exercisability Date" means the first day that any of the following has occurred: (i) upon the closing of an Initial Public Offering; (ii) a class of equity securities of Holdings is listed on a national securities exchange or authorized for quotation on the Nasdaq National Market or is otherwise subject to registrations under the Exchange Act, or (iii) the date at which the Warrants become separately transferable.

     The net proceeds from the sale of the Notes and Warrants was $134.9 million. Holdings and the Company have determined that approximately $2.2 million of the net proceeds should be allocated to the Warrants, based on the relative fair values of the Notes and Warrants. Accordingly, this amount has been reflected in the Company's financial statements as a contribution of capital from Holdings. The fair value of the warrants was determined based on the value of Holdings' equity purchased by Bain Capital and the other Holdings' equity investors. This value was discounted by 40% to reflect the minority discount since the warrants issued only represent 5% of our fully diluted ownership and the limitations on the transferability of ownership of the minority interest.

     The aggregate maturties of long term debt are as follows:

               Year                                    Amount
               ----                                ----------------
               2001                                 $      116,662
               2002                                        319,382
               2007                                    133,549,397

     Interest payments of $55,938, $227,703 and $17,024,726 were made during the year ended February 28, 1999, the ten-month period ended January 1, 2000, and the year ended December 30, 2000, respectively.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


9.   Income Taxes

     The provision for income taxes in the consolidated financial statements for periods prior to August 6, 1999, reflect tax calculations on a separate company basis and do not reflect actual taxes owed by the Company on the Heilig-Meyers consolidated tax return through August 5, 1999.

     Mattress Discounters and Heilig-Meyers entered into a Tax Agreement in conjunction with the Transaction Agreement. The Tax Agreement requires Heilig-Meyers to be responsible for and to pay all taxes resulting from pre-August 6, 1999 operations, including any federal and state income tax attributable to the making of an Internal Revenue Code section 338(h)(10) election. The Company shall be responsible for and pay all taxes resulting from post-August 5, 1999 operations.

     As a result of the 338(h)10 election, the Company stepped up the tax basis of its net assets which resulted in recognition of a deferred tax asset of $88.7 million and additional paid-in capital, comprised primarily of future tax goodwill amortization deductions and differences between the tax and book basis for inventory. Management believes that it is more likely than not that the tax benefit will be realized. The total amount of future taxable income necessary to realize the asset is approximately $199.0 million. The Company expects to realize this asset by generating future taxable income. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.

     The provision for income taxes consists of the following:

                                                        Year          Ten-Months
                                                       Ended             Ended          Year Ended
                                                    February 28,      January 1,       December 30,
                                                        1999             2000              2000
                                                  ----------------  --------------- ------------------
     Current:                                     $     5,843,875   $    3,445,595  $               -
       Federal                                          1,432,659          644,377            198,000
       State                                      ----------------  --------------- ------------------
                                                        7,276,534        4,089,972            198,000
                                                  ----------------  --------------- ------------------

     Deferred:
       Federal                                          1,830,131       (1,622,441)           642,000
       State                                              254,911         (286,313)           113,000
                                                  ----------------  --------------- ------------------
                                                        2,085,042       (1,908,754)           755,000
                                                  ----------------  --------------- ------------------

                                                  $     9,361,576   $    2,181,218  $         953,000
                                                  ================  =============== ==================

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     The temporary differences that gave rise to significant portions of the net deferred tax assets as of January 1, 2000 and December 30, 2000 consist of the following:

                                                                                      January 1,        December 30,
                                                                                         2000               2000
                                                                                 -------------------  -----------------
     Deferred tax assets:
       Net operating loss carryforwards                                          $        7,845,578   $     10,175,000
       Property and equipment                                                                     -            314,000
       Goodwill                                                                          80,561,580         74,980,000
       Accrued liabilities and noncurrent liabilities                                     2,533,344          2,474,000
       Compensation expense in connection with the recapitalization                       1,530,000                  -
       Inventory                                                                            294,498          4,027,000
       Accounts receivable                                                                        -             40,000
                                                                                 -------------------  -----------------
                                                                                         92,765,000         92,010,000
                                                                                 -------------------  -----------------

     Net operating loss carryforwards of approximately $25.4 million are available to offset future taxable income. Net operating loss carryforwards begin to expire in 2020.

     A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                                                 Year        Ten-Months        Year
                                                                 Ended          Ended          Ended
                                                             February 28,    January 1,    December 30,
                                                                 1999           2000           2000
                                                            --------------- ------------- ----------------
     Statutory federal income tax rate                          35.0%           34.0%          34.0%
     State income taxes, net of federal income tax benefit       5.2             7.9          117.2%
     Goodwill amortization                                       2.1            10.4          194.3%
     Other, net                                                  0.1            (1.5)          12.8%
                                                            --------------- ------------- ----------------
                                                                42.4%           50.8%         358.3%
                                                            =============== ============= ================

     Federal and state income tax payments of $2,152,247 and $461,000 were made to Heilig-Meyers during the year ended February 28, 1999, and during the ten-month period ended January 1, 2000, respectively. The Company paid federal and state income taxes of $71,000 during the year ended December 30, 2000.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


10.  Stockholder's Equity

     As of January 1, 2000 and December 30, 2000, common stock of the Company consisted of 3,000 authorized common shares with a par value of $0.01, of which 100 shares were issued and outstanding.

11.  Retirement Plans

     As of January 1, 1999 the Company began participating in the Heilig-Meyers' qualified profit-sharing and retirement savings plan, which included a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and covered substantially all of the Company's employees. Subsequent to the Recapitalization, a proto-type plan was created by the Company, with substantially the same provisions as the plan with Heilig-Meyers. The plan expense for the Company participants recognized in fiscal 1999, the ten-month period ended January 1, 2000, and the year ended December 30, 2000, was $17,751, $152,161, and $190,998, respectively.

12.  Commitments and Contingencies

     Leases
     ------

     The Company has entered into noncancellable lease agreements with initial terms ranging from 1 to 15 years for certain stores, warehouses and the corporate office. Certain leases include renewal options ranging from 1 to 10 years which may be exercised at the Company's option. Most of the leases are net leases under which the Company pays its proportionate share of the taxes, insurance and maintenance costs.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     Future minimum lease payments under operating leases are as follows:

                                                              Operating
                                                                Leases
                                                         -------------------
        2001                                             $       22,513,712
        2002                                                     21,669,797
        2003                                                     18,829,688
        2004                                                     13,992,613
        2005                                                      9,709,817
        After 2005                                               21,284,148
                                                         -------------------

        Total minimum lease payments                     $      107,999,775
                                                         ===================

     Total rental expense under operating leases for the year ended February 28, 1999, the ten-month period ended January 1, 2000, and the year ended December 30, 2000, was $18,638,827, $16,891,023, and $21,944,676,
     respectively.

     Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices or to reflect normal step increases with the passage of time. Rent expense is calculated on straight-line basis with the difference between actual cash rental payments and straight-line rental expense recorded as accrued rent (see Note 6). Certain leases provide for contingent rentals which are based on sales volumes.

     Certain properties are subleased under operating leases providing for future annual rental income through 2008, minimum sublease rental income is: $1,098,596 in 2001, $1,031,907 in 2002, $599,959 in 2003, $253,125 in
     2004, $208,598 in June 2005, and $145,763 thereafter, which is offset to rent expense. In connection with previous store closings in the New York and New Jersey regions, the Company subleased certain locations in which the Company is obligated for future rentals with respect to such leases if the subleasee defaults on their commitment. Future minimum rents associated with these leases are $1,676,252 in 2001, $1,322,353 in 2002, $840,585 in
     2003, $514,890 in 2004, $433,153 in 2005, and $2,735,865 thereafter.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                _______________


     Legal Matters
     -------------

     The Company is party to various lawsuits and actions arising in the course of its business. In the opinion of management, based on a number of factors, including advice of outside legal counsel in certain instances, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Employment Contracts and Separation Agreements
     ----------------------------------------------

     The Company has employment agreements with certain executive officers. The agreements automatically extend for one-year periods if not canceled before the expiration dates. Such agreements provide for certain minimum salary levels, adjusted annually for cost-of-living changes, fringe benefits and performance bonuses, as defined in the agreements.

13.  Stock Option and Performance Stock Award Plans

     In August 1999, in connection with the Recapitalization, 637,500 options were granted to certain of the Company's executives by Holdings, to purchase Holdings' Class A and Class L common stock. These options ("Management Stock Options") were immediately exercisable with exercise prices below fair value, resulting in a non-cash compensation charge of approximately $2.9 million at the grant date. During the year ended December 30, 2000, Management Stock Options for 629,167 shares were repurchased by the Company in connection with the resignations of certain executives for approximately $2.8 million, and the Company recorded compensation expense of $90,000 related to the repurchase of the Management Stock Options. The repurchase of the stock options has been recorded as a reduction of additional paid-in capital. The Management Stock Options expire ten years from the date of grant.

     During the year ended December 30, 2000, and the ten-months ended January 1, 2000, 1,204,310 and 1,656,057 non-qualified options, respectively, were granted to employees to purchase Holdings' Class A common stock for $0.67 per share and are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 20% of the shares under option and generally expire ten years from the date of grant. During the year ended December 30, 2000, and the ten-months ended January 1, 2000, options for 1,264,960 and 0 shares, respectively, were forfeited by employees. There were 7,500 options exercised during the year ended December 30, 2000, and no options exercised during the ten-months ended January 1, 2000.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



     The fair value of options granted (which is amortized to expense over the option-vesting period in determining the pro forma impact) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                             For the
                                                                            Ten-month          For the
                                                                           Period ended       Year ended
                                                                            January 1,       December 30,
                                                                               2000              2000
                                                                           ------------      ------------
        Expected life of option                                               6.0 years         6.0 years
        Risk free interest rate                                                    6.07%             6.35%
        Expected volatility of Holdings' stock                                    39.81%            37.74%
        Expected dividend yield                                                       0%                0%

     The weighted-average fair value of Management Stock Options and non-qualified options granted to employees was $44.05 and $0.33, respectively, during the ten-months ended January 1, 2000. The weighted-average fair value of non-qualified options granted to employees was $0.32 during the year ended December 30, 2000. If the Company used the fair value-based method of accounting for these stock options and charged compensation cost against operations, over the vesting period, based on the fair value of options at the date of grant, net income (loss) would have changed to the following pro forma amounts:

                                                                             For the
                                                                            Ten-month          For the
                                                                           Period ended       Year ended
                                                                            January 1,       December 30,
                                                                               2000              2000
                                                                           -------------     ------------
        Net income (loss):
           As reported                                                  $      2,104,110  $       (687,314)
           Pro forma                                                           1,825,411          (781,715)

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



     The following table summarizes information about stock options outstanding at January 1, 2000 and December 30, 2000:

                                                                         January 1,      December 30,
                                                                            2000             2000
                                                                         ----------      ------------
        Exercise Prices

        Holdings' Class A Common Stock Options:
           $0.17                                                              573,750                 -
           $0.67                                                            1,656,057         1,606,531
        Holdings' Class L Common Stock Options:
           $13.50                                                              63,750               833
                                                                         ------------    --------------
                                                                            2,293,557         1,607,364
                                                                         ============    ==============

     As of December 30, 2000, 833 Management Stock Options and 359,550 non-qualified options were exercisable. The weighted average remaining contractual life for stock options outstanding at December 30, 2000 is approximately 9 years.

14.  Segment Information

     Retail
     ------

     Sale of mattresses and bedding products through 295 retail locations as of December 30, 2000.

     Manufacturing
     -------------

     Manufacture and sale of mattresses, box springs and foundations to the retail segment and to Heilig-Meyers and affiliates.

     The accounting policies of these segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



     Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                                                     Manufacturing
                                                           -----------------------------------
                                                              Retail                            Interco.
                                Period (1)        Retail     Segment     Affiliates   Total       Elim.     Consolidated
                           -------------------- ---------- ----------- ----------- ----------- ----------- --------------
             Revenues       December 30, 2000   $ 260,414  $   39,545  $   14,811  $   54,356  $   39,545  $     275,225
                             January 1, 2000      211,062      34,262       9,615      43,877      34,262        220,677
                            February 28, 1999     239,321      38,147       8,404      46,551      38,147        247,725

                                                                              Corporate/Consolidated
                                                                              -----------------------
                                                                  Retail
                                  Period (1)        Retail     Manufacturing     Other
                            --------------------- ---------- ---------------- ----------- -----------
        Segment profit (2)    December 30, 2000   $   7,999  $        11,545  $        -  $   19,544
                               January 1, 2000        2,459            9,662           -      12,121
                              February 28, 1999      13,830            7,771           -      21,601

        Depreciation and
        amortization          December 30, 2000       3,865              957           -       4,822
                               January 1, 2000        3,196              867           -       4,063
                              February 28, 1999       3,654              887           -       4,541

        Capital                                                                        -
        expenditures          December 30, 2000       6,564              197                   6,761
                               January 1, 2000        2,150              465           -       2,615
                              February 28, 1999       4,380              782           -       5,162

        Identifiable
        assets (3)            December 30, 2000      30,105            3,747     175,706     209,558
                               January 1, 2000       21,663            5,177     176,093     202,933
                              February 28, 1999      22,276            4,155      75,057     101,488

     ____________

(1) Periods are as follows: year ended December 30, 2000, ten-months ended January 1, 2000, and year ended February 28, 1999.
(2)  Segment profit represents income from operations.
(3) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



15.  Related Party

     In connection with the Recapitalization, the Company will pay an annual shareholder advisory fee of $1.0 million to Bain Capital for management and advisory services, plus out of pocket expenses. During the ten-month period ended January 1, 2000 and the year ended December 30, 2000, the Company paid and recognized expense for approximately $0.4 million and $1.2 million, respectively.

     Revenues from sales to Heilig-Meyers of mattresses, box spring and foundations were approximately $8,404,000 for the year ended February 28, 1999, approximately $9,630,000 for the ten-month period ended January 1, 2000, and approximately $14,811,000 for the year ended December 30, 2000.

     The Company provided noninterest-bearing loans in fiscal year 1999 to Heilig-Meyers in the gross amount of approximately $19,500,000 which does not include Mattress Discounters share of intercompany federal tax allocation.

     Heilig-Meyers made payments for the Company for acquisition expenses and certain operating expenses of approximately $270,000 for the year ended February 28, 1999.

     Prior to August 6, 1999, Heilig-Meyers allocated costs to the Company for certain services including cash management, real estate, tax and accounting, and information technology support. In addition, Heilig-Meyers allocated other corporate overhead costs including executive management and the treasury department based on the Company's budgeted sales and bonuses. Amounts allocated to the Company were approximately $1,900,000 for fiscal year 1999 and $707,000 for the period of March 1, 1999 through August 5, 1999. Management believes the allocation of these costs is reasonable.

     Heilig-Meyers made income tax payments for the Company of approximately $2,200,000 for the year ended February 28, 1999. In addition, Heilig-Meyers charged the Company approximately $5,100,000 for the year ended February 28, 1999, to reflect tax calculations based on a stand-alone basis.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________



16.  Consolidating Financial Information

     The Company's Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters' current and future, direct and indirect subsidiaries. The following is summarized condensed consolidating financial information of the Company, segregating the parent company (Mattress Discounters) and its guarantor subsidiaries. As described in Note 1--Organization and Basis of Financial Statement Presentation, each of Mattress Discounters' subsidiaries are wholly-owned. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be beneficial to investors. In addition, condensed consolidating information is not presented for periods prior to the ten-months ended January 1, 2000, since Mattress Discounters, T.J.B. and Bedding Experts were each wholly-owned subsidiaries of Heilig-Meyers for those periods, and the Senior Notes were not outstanding for such periods.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                   ________


                                                              Mattress
                                                            Discounters
                                                            Corporation
                                                              (Parent      Guarantor     Consolidating   Consolidated
BALANCE SHEETS - as of January 1, 2000                        Company)    Subsidiaries    Adjustments       Totals
                                                          --------------- ------------- --------------- ---------------
ASSETS

Cash and cash equivalents                                 $    6,887,516  $    624,256               -  $    7,511,772
Accounts receivable                                            3,150,733     2,183,042               -       5,333,775
Inventories                                                   11,609,582     4,805,898  $     (158,124)     16,257,356
Prepaid expenses and other current assets                        671,217       156,894               -         828,111
Due from affiliate                                             3,086,561             -               -       3,086,561
Intercompany receivable                                        6,601,273             -      (6,601,273)              -
Deferred tax asset                                               466,424       373,576                         840,000
                                                            ------------  ------------  --------------  --------------
      Total current assets                                    32,473,306     8,143,666      (6,759,397)     33,857,575

Property and equipment, net                                    7,285,435     3,297,962               -      10,583,397
Debt issue costs and other assets                             10,115,122       308,715               -      10,423,837
Goodwill and other intangibles, net                           47,643,474     8,499,420               -      56,142,894
Investment in subsidiaries                                     1,269,089             -      (1,269,089)              -
Deferred tax asset                                            91,767,188       157,812               -      91,925,000
                                                          --------------  ------------  --------------  --------------
      Total assets                                        $  190,553,614  $ 20,407,575  $   (8,028,486) $  202,932,703
                                                          ==============  ============  ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt                         $      187,456  $     80,299               -  $      267,755
Accounts payable, trade                                       12,228,941     4,839,052               -      17,067,993
Intercompany                                                           -     6,759,397  $   (6,759,397)              -
Accrued expenses                                              14,306,349     5,097,141               -      19,403,490
                                                          --------------  ------------  --------------  --------------
      Total current liabilities                               26,722,746    16,775,889      (6,759,397)     36,739,238
                                                          --------------  ------------  --------------  --------------

Long-term debt, excluding current portion                    133,005,366       368,175               -     133,373,541
Other non-current liabilities                                  2,427,391     1,994,422               -       4,421,813
                                                          --------------  ------------  --------------  --------------
      Total liabilities                                      162,155,503    19,138,486      (6,759,397)    174,534,592

Stockholder's equity:
  Common stock                                                         1             -               -               1
  Additional paid-in capital                                  29,845,297             -               -      29,845,297
  Retained earnings (accumulated deficit)                     (1,447,187)    1,269,089      (1,269,089)     (1,447,187)
                                                          --------------  ------------  --------------  --------------
      Total stockholder's equity                              28,398,111     1,269,089      (1,269,089)     28,398,111
                                                          --------------  ------------  --------------  --------------
      Total liabilities and stockholder's equity          $  190,553,614  $ 20,407,575  $   (8,028,486) $  202,932,703
                                                          ==============  ============  ==============  ==============

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  __________

                                                                           Mattress
                                                                          Discounters
                                                                          Corporation
                                                                            (Parent       Guarantor     Consolidating   Consolidated
STATEMENTS OF OPERATIONS - for the ten-months ended January 1, 2000         Company)     Subsidiaries    Adjustments      Totals
Net sales                                                               $  145,024,301  $ 89,551,587   $ (13,898,991) $ 220,676,897
Cost of sales                                                               86,480,855    62,447,129      (5,920,971)   143,007,013
                                                                        --------------  ------------   -------------  -------------
   Gross profit                                                             58,543,446    27,104,458      (7,978,020)    77,669,884

General and administrative expenses                                         36,245,933    24,649,215               -     60,895,148
Other operating expenses                                                     4,653,813             -               -      4,653,813
                                                                        --------------  ------------   -------------  -------------
   Income from operations                                                   17,643,700     2,455,243      (7,978,020)    12,120,923

Interest income                                                                199,315           111               -        199,426
Interest expense                                                            (8,000,434)      (34,587)              -     (8,035,021)
Other income/(expense), net                                                  1,269,089             -      (1,269,089)             -
                                                                        --------------  ------------   -------------  -------------
Income before provision for income taxes                                    11,111,670     2,420,767      (9,247,109)     4,285,328

Provision for income taxes                                                   1,029,540     1,151,678               -      2,181,218
                                                                        --------------  ------------   -------------  -------------
Net income                                                              $   10,082,130  $  1,269,089   $  (9,247,109) $   2,104,110
                                                                        ==============  ============   =============  =============

STATEMENT OF CASH FLOWS - for the ten-months ended January 1, 2000

Cash provided by operating activities                                   $   10,752,224  $ 14,962,514      (9,247,109) $  16,467,629
Cash flows from (used in) investing activities                               2,799,240   (15,375,212)      9,247,109     (3,328,863)
Cash flows (used in) financing activities                                   (6,844,151)     (148,648)              -     (6,992,799)
                                                                        --------------  ------------   -------------  -------------
Net increase (decrease) in cash and cash equivalents                         6,707,313      (561,346)              -      6,145,967

Cash and cash equivalents, beginning of year                                   180,203     1,185,602               -      1,365,805
                                                                        --------------  ------------   -------------  -------------
Cash and cash equivalents, end of year                                  $    6,887,516  $    624,256   $           -  $   7,511,772
                                                                        ==============  ============   =============  =============

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  __________

                                                                          Mattress
                                                                        Discounters
                                                                        Corporation
                                                                          (Parent        Guarantor    Consolidating   Consolidated
BALANCE SHEETS - as of December 30, 2000                                  Company)      Subsidiaries   Adjustments       Totals
                                                                       --------------  ------------- --------------- ---------------
ASSETS
Cash and cash equivalents                                              $   7,786,196   $    409,280               -  $    8,195,476
Accounts receivable                                                        5,101,987      3,032,299               -       8,134,286
Inventories                                                               13,032,192      7,067,206  $     (261,672)     19,837,726
Prepaid expenses and other current assets                                    949,425         38,771               -         988,196
Due from affiliate                                                         1,907,112              -               -       1,907,112
Intercompany receivable                                                    3,270,326      1,993,154      (5,263,480)              -
Deferred tax asset                                                         3,693,424        373,576                       4,067,000
                                                                        ------------   ------------  --------------  --------------
      Total current assets                                                35,740,662     12,914,286      (5,525,152)     43,129,796

Property and equipment, net                                               10,201,844      3,812,494               -      14,014,338
Debt issue costs and other assets                                          9,502,565        342,910               -       9,845,475
Goodwill and other intangibles, net                                       46,373,202      8,251,713               -      54,624,915
Investment in subsidiaries                                                 3,354,427              -      (3,354,427)              -
Deferred tax asset                                                        87,785,188        157,812               -      87,943,000
                                                                       -------------   ------------  --------------  --------------
      Total assets                                                     $ 192,957,888   $ 25,479,215  $   (8,879,579) $  209,557,524
                                                                       =============   ============  ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current portion of long-term debt                                      $      69,132   $     47,530               -  $      116,662
Accounts payable, trade                                                   16,357,306      8,607,547               -      24,964,853
Intercompany                                                                       -      5,525,152  $   (5,525,152)              -
Accrued expenses                                                          15,719,938      5,896,719               -      21,616,657
                                                                       -------------   ------------  --------------  --------------
      Total current liabilities                                           32,146,376     20,076,948      (5,525,152)     46,698,172
                                                                       -------------   ------------  --------------  --------------

Long-term debt, excluding current portion                                133,549,397        319,382               -     133,868,779
Other non-current liabilities                                              2,382,569      1,728,458               -       4,111,027
                                                                       -------------   ------------  --------------  --------------
      Total liabilities                                                  168,078,342     22,124,788      (5,525,152)    184,677,978

Stockholder's equity:
  Common stock                                                                     1              -               -               1
  Additional paid-in capital                                              27,014,046              -               -      27,014,046
  Retained earnings (accumulated deficit)                                 (2,134,501)     3,354,427      (3,354,427)     (2,134,501)
                                                                       -------------   ------------  --------------  --------------
      Total stockholder's equity                                          24,879,546      3,354,427      (3,354,427)     24,879,546
                                                                       -------------   ------------  --------------  --------------
      Total liabilities and stockholder's equity                       $ 192,957,888   $ 25,479,215  $   (8,879,579) $  209,557,524
                                                                       =============   ============  ==============  ==============

STATEMENTS OF OPERATIONS - for the year ended December 30, 2000

Net sales                                                              $ 188,945,336   $100,756,981  $  (14,476,908) $  275,225,409
Cost of sales                                                            116,398,999     67,401,404      (7,829,148)    175,971,255
                                                                       -------------   ------------  --------------  --------------
   Gross profit                                                           72,546,337     33,355,577      (6,647,760)     99,254,154

General and administrative expenses                                       49,866,306     29,843,376               -      79,709,682
                                                                       -------------   ------------  --------------  --------------

   Income from operations                                                 22,680,031      3,512,201      (6,647,760)     19,544,472

Interest income                                                              682,733            301               -         683,034
Interest expense                                                         (19,924,881)       (36,939)              -     (19,961,820)
Other income/(expense), net                                                2,085,338              -      (2,085,338)              -
                                                                       -------------   ------------  --------------  --------------
Income before provision for income taxes                                   5,523,221      3,475,563      (8,733,098)        265,686

Provision for income taxes                                                  (437,225)     1,390,225               -         953,000
                                                                       -------------   ------------  --------------  --------------
Net income (loss)                                                      $   5,960,446   $  2,085,338  $   (8,733,098) $     (687,314)
                                                                       =============   ============  ==============  ==============

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  __________

                                                                          Mattress
                                                                        Discounters
                                                                        Corporation
                                                                          (Parent        Guarantor    Consolidating   Consolidated
                                                                          Company)      Subsidiaries   Adjustments       Totals
                                                                       --------------  ------------- --------------- ---------------
STATEMENT OF CASH FLOWS - for the year ended December 30, 2000

Cash provided by operating activities                                  $  10,057,253   $  1,164,406               -  $   11,221,659
Cash flows form investing activities                                      (5,407,233)    (1,346,614)              -      (6,753,847)
Cash flows from financing activities                                      (3,751,339)       (32,769)              -      (3,784,108)
                                                                       -------------   ------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents                         898,681       (214,977)              -         683,704

Cash and cash equivalents, beginning of period                             6,887,516        624,256               -       7,511,772
                                                                       -------------   ------------  --------------  --------------
Cash and cash equivalents, end of period                               $   7,786,197   $    409,279  $            -  $    8,195,476
                                                                       =============   ============  ==============  ==============

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                  __________


17.  Quarterly Results of Operations (Unaudited)

                                                          First      Second       Third      Fourth
                 (in millions of dollars)                Quarter     Quarter     Quarter     Quarter      Total
      ------------------------------------------------  ----------  ----------  ----------  ----------  ----------
      Net sales:
         Ten-months ended January 1, 2000               $    20.7    $   64.2    $   72.8    $   63.0   $   220.7
         Year ended December 30, 2000                        72.4        66.8        73.4        62.6       275.2

      Gross profit:
         Ten-months ended January 1, 2000                     7.8        22.9        25.4        21.6        77.7
         Year ended December 30, 2000                        24.9        24.8        27.8        21.8        99.3

      Net income (loss):
         Ten-months ended January 1, 2000                     1.9         3.3        (0.8)       (2.3)        2.1
         Year ended December 30, 2000                        (0.5)        0.3         1.1        (1.6)       (0.7)

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

CHANGE IN INDEPENDENT ACCOUNTANTS

     Effective August 6, 1999, we replaced Deloitte & Touche LLP as our independent accountants. Concurrently, with such replacement, we engaged PricewaterhouseCoopers LLP as our independent accountants. The decision to replace Deloitte & Touche LLP as our independent accountants was approved by our board of directors.

     The reports of Deloitte & Touche LLP on the combined financial statements of Mattress Discounters Corporation, T. J. B., Inc. and The Bedding Experts, Inc. for the year ended February 28, 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the above financial statements, through August 6, 1999, there were no disagreements between us and Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to these matters in their reports.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information about our directors and the executive officers.

          Name                  Age                                Position
          ----                  ---                                --------

Stephen A. Walker               51     Chief Executive Officer and Director
Bryan J. Flanagan               48     Chief  Financial Officer
Stephen J. Newton               44     Chief Operating Officer
Josh Bekenstein                 42     Director
Michael Krupka                  35     Director
Andrew S. Janower               31     Director
Joe L. Gonzalez                 44     Director
James B. Hirshorn               35     Director


     Stephen A. Walker has been Chief Executive Officer since December 1999. Prior to joining Mattress Discounters, he spent most of 1999 consulting for M.F.I. Plc, the UK's largest, vertically integrated furniture retailer. From February 1988 to December 1998, Mr. Walker worked for WH Smith Plc. Most recently Mr. Walker was President of WH Smith USA, a retailer specializing in airport, hotel, resort and gaming properties. From August 1990 to November 1995, Mr. Walker was President of The Wall Music, Inc., a mall-based retailer of music stores owned by WH Smith Plc.

     Bryan J. Flanagan joined Mattress Discounters during July 2000 as Chief Financial Officer. Prior to joining Mattress Discounters, he had been with Security Capital Group and it's affiliated companies and held the following positions. Senior Vice President - Financial Operations of Homestead Village Incorporated from June 1998 to March 2000, Senior Vice President - Financial Operations for Security Capital Pacific Trust (October 1996 through June 1998) and Senior Vice President - Financial Operations of Security Capital Group from June 1995 to October 1996. Previously, Mr. Flanagan had been employed by Marriott International as Vice President - Financial Analysis from October 1987 to June 1995.

     Stephen J. Newton has been Chief Operating Officer since May 2000. Prior to joining Mattress Discounters, Mr. Newton spent 1998 to 2000 as Chief Operating Officer with WH Smith USA, an Atlanta based specialty retailer owned by WH Smith Plc. From 1991 to 1998 Mr. Newton held the position of Vice President-- Store Operations for the Wall Music Inc., also owned by WH Smith Plc.

     Josh Bekenstein is a Managing Director of Bain Capital. He has been with Bain Capital since its inception in 1984, and has been involved in numerous investments during the past 15 years. Mr. Bekenstein serves as a director of Sealy, Totes/Isotoner, Waters, and Bright Horizons Family Solutions. He is also a director of the Dana Farber Cancer Institute and the Horizons Initiative.

     Michael Krupka joined Bain Capital in 1991 and has been a Managing Director since 1997. Prior to joining Bain Capital, Mr. Krupka spent several years as a management consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain Capital portfolio companies. Mr. Krupka serves on the Board of Directors of Sealy, J Tech, Inc., Integrated Circuit Systems, Inc. and TravelCLICK.

     Andrew S. Janower is a Vice President of Charlesbank Capital Partners, LLC, which manages the private equity and real estate portfolios of the Harvard University endowment fund. Prior to joining Charlesbank in July 1998, at the time of the firm's inception, Mr. Janower was an Associate at Harvard Private Capital Group, Inc. Mr. Janower serves on the Board of Directors of Sealy.

     Joe L. Gonzalez is a Limited Partner of Chase Capital Partners. He joined Chase Capital in 1998, and prior to that spent over twenty years in the Mergers and Acquisitions practice of KPMG Peat Marwick. He currently serves as a director of M2 Automotive and the United States-Mexico Chamber of Commerce.

     James B. Hirshorn has been a Vice President at Bain Capital since 1998 working with portfolio companies on a variety of operational and strategic issues. Mr. Hirshorn has been actively involved in the management of the company since it's acquisition. From 1993 to 1998, he was a Manager and Consultant at Bain & Company focusing in the areas of consumer products and technology. From 1988 to 1991, Mr. Hirshorn was with Procter & Gamble in their Product Development Group. He received his MBA from the Harvard Business School in 1993.

Employment Agreements

     We have entered into an employment agreement with each of the following executives of the Registrant: Stephen A. Walker--Chief Executive Officer, Bryan Flanagan-Chief Financial Officer, and Steve Newton--Chief Operating Officer. The agreements for Messrs. Walker, Flanagan and Newton have an initial one year term and perpetual 12 month terms thereafter unless terminated by either party. Mr. Walker, Mr. Flanagan, and Mr. Newton's agreements provide that if we terminate their employment without cause, we will continue to pay their base salary for a period of 12 months from termination.

ITEM 11.  Executive Compensation.

Summary Compensation Table

     The following table sets forth, for the year ended December 30, 2000 and the ten months ended January 1, 2000, the compensation paid to all individuals who performed the functions of chief executive officer, and our next most highly compensated executive officers during those periods (collectively referred to as the named executives).

                                                               Annual
            Name : Title                 Year               Compensation            Number of Securities
                                 -------------------   ---------------------     -------------------------
                                                                 ($)                       Options
Stephen  A. Walker                       2000                 300,000                             -
    Chief Executive Officer              1999                  23,077                       250,000

Stephen  J. Newton                       2000                 163,462                       166,430
    Chief Operating  Officer             1999                                                     -

Bryan J. Flanagan                        2000                 105,769                       166,430
     Chief Financial Officer             1999                       -                             -

Steven M. Lytell (1)(3)                  2000                 500,000                             -
   Executive Vice President              1999                 416,667                       762,333

Jon M. Studner (2)(3)                    2000                 350,000                             -
   Senior Vice President                 1999                 291,667                       595,737

(1)  Mr. Lytell's employment terminated on March 1, 2000.
(2)  Mr. Studner's employment terminated on January 31, 2000.
(3) Options granted to these former executive officers were repurchased under the terms of their separation agreements.

     The following table discloses, for the named executives (a) the number of shares as to which options and/or warrants were granted for the year ended December 30, 2000 and the ten months ended January 1, 2000 and (b) the option exercise price (which was in all cases, not less than the market price on the date of the grant).


                          Fiscal Year End Option Grants

                                                                                                 Potential Realized
                                       Percent of                                                 Value at Assumed
                                         Total                                                 Annual Dates of Stock
                                        Options                                                  Price Appreciation
                                       Granted to     Number of                                  for Option Term (1)
                                       Employees     Securities     Exercise of                 --------------------
                                       in Fiscal     Underlying      Base Price    Expiration
           Name                           Year       Options (#)       ($Sh)          Date         5% ($)     10% ($)
--------------------------   -------  ------------  -------------   ------------   -----------  ---------    --------
Stephen A. Walker.........    2000         --               --            --             --            --          --
                              1999      10.98%         250,000          0.67        12/6/09        40,000      80,000
Stephen J. Newton.........    2000      13.82%         166,430          0.67         5/8/10        26,629      53,258
                              1999         --               --            --             --            --          --
Bryan J. Flanagan             2000      13.82%         166,430          0.67        7/24/10        26,629      53,258
                              1999         --               --            --             --            --          --
Steven M. Lytell (2)......    2000         --               --            --             --            --          --
                              1999      33.49%         429,000          0.67             --            --          --
                                                       300,000          0.17             --            --          --
                                                        33,333         13.50             --            --          --
Jon M. Studner (2)........    2000         --               --            --             --            --          --
                              1999      26.17%         429,070          0.67             --            --          --
                                                       150,000          0.17             --            --          --
                                                        16,607         13.50             --            --          --

(1) Amounts represent hypothetical gains that could be achieved for options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date options are granted. Actual gains, if any, on share option exercises will depend on the future performance of the ordinary shares on the date on which the options are exercised.

(2) Options granted to these former executive officers were repurchased under the terms of their separation agreements.

Option Exercises and Year End Values as of and during the year ended December 30, 2000

The following table shows information regarding the exercise of stock options during the year ended December 30, 2000 by the named executives and the number and value of any unexercised stock options held by them as of December 30, 2000:

                                                                                            Value of Unexercised in the
                                                                Number of Unexercised       Money Options/Warrants at
                                    Shares                    Options/Warrants at FY-End            FY-End
                                 Acquired on       Value           (#) Exercisable/            ($) Exercisable/
             Name                Exercise (#)   Realized ($)         Unexercisable               Unexercisable
----------------------------    -------------  -------------  ---------------------------   --------------------------
Stephen A. Walker...........         --             --             50,000/250,000                      --
Stephen J. Newton...........         --             --                 --/166,430                      --
Bryan J. Flanagan...........         --             --                 --/166,430                      --
Steven M. Lytell (1)........         --             --                    --                           --
Jon M. Studner (1)..........         --             --                    --                           --

---------------------------

(1) Options granted to these former executive officers were repurchased under the terms of their separation agreements.

Compensation of Directors

     We reimburse directors for any out-of-pocket expenses incurred by them in connection with services they provide in their capacities as directors. We do not compensate, or have plans to compensate, our directors for services they provide in their capacities as directors. We may, however, elect to do so in the future.

Qualified 401(k) and Profit Sharing Plan

     We maintain a qualified 401(k) and profit sharing plan. All employees of 21 years of age and over and employed for at least one year are eligible to participate in the plan. Employees are permitted to contribute up to 15% of their annual compensation, subject to the IRS limits. Under the plan, we have discretion to make matching contributions. We currently anticipate making matching contributions equal to 2% of gross compensation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

     We are a wholly owned subsidiary of Mattress Holding Corporation. The outstanding equity securities of Mattress Holding consist of 12,176,250 shares of Class A common stock and 1,369,583 shares of Class L common stock. The Class L common stock is senior in right of payment to the Class A common stock. The holders of Class A common stock and Class L common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Mattress Holding, including the election of directors. Mattress Holding also has authorized Class B common stock and Class M common stock. The Class B common stock and Class M common stock are identical to the Class A common stock and Class L common stock, respectively, except that they have no voting rights except as required by law. The Board of Directors of Mattress Holding is authorized to issue preferred stock, par value of $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any of our directors and executive officers preferred stock adopted from time to time by the board of directors.

     The following tables set forth information regarding the approximate beneficial ownership of: (1) the Class A common stock and Class L common stock by each person known to us to own more than 5% of any class of our outstanding voting securities and (2) the Class A common stock and Class L common stock by each of our directors and named executive officers and all of the directors and executive officers as a group. In the table set forth below, beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared power to dispose, or direct the disposition of, a security and includes options exercisable within sixty days. No warrants are exercisable within sixty days. Unless otherwise noted, to our knowledge, each of the following shareholders has sole voting and investment power as to the shares shown.

                                                                    Shares Beneficially Owned
                                    -----------------------------------------------------------------------------------------
                                                 Class A Common Stock                         Class L Common Stock
                                    --------------------------------------------   ------------------------------------------
          Name and Address            Number of Shares      Percentage of Class      Number of Shares    Percentage of Class
-------------------------------     -------------------   ----------------------   -------------------  ---------------------
Principal Shareholders

Bain Funds (1)(2)..................       11,423,250               93.8%        1,269,250                   92.7%
   c/o Bain Capital, Inc.
   Two Copley Place
   Boston, MA 02116

Heilig-Meyers Company..............          903,000                7.4           100,333                    7.3
   12560 West Creek Parkway
   Richmond, VA 23238

Directors and Executive Officers:
Stephen A. Walker(3)...............           50,000                *                  --                     --
Bryan J. Flanagan..................               --                 --                --                     --
Stephen J. Newton..................               --                 --                --                     --
Josh Bekenstein (4)................        1,226,040               10.0           136,227                    9.9
Michael Krupka (4).................        1,226,040               10.0           136,227                    9.9
James B. Hirshorn (5)..............        1,213,768               10.0           134,863                    9.8
Andrew S. Janower (6)..............        1,827,361               15.0           203,040                   14.8
Joe L. Gonzalez (7)................               --                 --                --                     --

Directors and all Officers as a
   group (18 persons).........             3,122,264               25.6           340,100                   24.8

--------------------------
*     represents less than 1%

(1) Amount shown represents the aggregate number of shares held by Mattress Discounters Holding L.L.C. ("Holdings LLC"). The members of Holdings LLC are Bain Capital Fund VI, L.P. ("Bain Fund VI"), BCIP Associates II ("BCIP"), BCIP Associates II-B ("BCIP-B"), BCIP Associates II-C ("BCIP-C"), BCIP Trust Associates II ("BCIP Trust"), BCIP Trust Associates II-B ("BCIP Trust-B" and, together with BCIP, BCIP-B, BCIP-C and BCIP Trust, the "BCIPs"), PEP Investment PTY Ltd. ("PEP"), Harvard Private Capital Holdings, Inc. ("HPC"), Mattress Discounters Investors 1, LLC ("MDLLC 1"), Mattress Discounters Investors 2, LLC ("MDLLC 2"), Mattress Discounters Investors 3, LLC ("MDLLC 3" and collectively, with MDLLC 1 and MDLLC 2, the "LLCs"), and certain other investors who each own less than 1% of the Class A and Class L common stock. Bain Fund VI, PEP and the BCIPs are collectively referred to as the "Bain Funds."

(2) The members of MDLLC 1 are Chase Equity Associates, L.P. ("Chase Equity") and Bain Capital Partners VI, L.P. ("BCP"). The members of MDLLC 2 are affiliates of Canadian Imperial Bank of Commerce ("CIBC"), and BCP. The members of MDLLC 3 are BancBoston Capital Inc. ("BancBoston") and BCP. BCP is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. By virtue of their investment in the LLCs, Chase Equity, CIBC and BancBoston indirectly own approximately 22.5%, 11.2% and 3.7%, respectively, of the Class A common stock and the Class L common stock.

(3) Represents shares of Class A common stock issuable upon exercise of options exercisable within 60 days.

(4) Represents shares indirectly held by the BCIPs and PEP. Mr. Bekenstein and Mr. Krupka are Managing Directors of Bain Capital, Inc. In addition, (i) Bain Capital, Inc., of which each of Messrs. Bekenstein and Krupka is a Managing Director has voting and investment power with respect to the shares indirectly owned by PEP and (ii) Messrs. Bekenstein and Krupka (or affiliated entities) are general partners of one or more of the BCIPs. Accordingly, each of Mr. Bekenstein and Mr. Krupka may be deemed to beneficially own some or all of the shares indirectly owned by the BCIPs and PEP through their interest in Holdings LLC. Each of Mr. Bekenstein and Mr. Krupka disclaims beneficial ownership of any such shares.

(5) Represents shares indirectly held by the BCIPs. Mr. Hirshorn is a Vice President of Bain Capital, Inc. and he (or an affiliated entity) is a general partner of one or more of the BCIPs. Accordingly, Mr. Hirshorn may be deemed to own some or all of the shares indirectly owned by the BCIPs through their interest in Holdings LLC. Mr. Hirshorn disclaims beneficial ownership of any such shares.

(6) Mr. Janower is a Vice President of Charlesbank Capital Partners, LLC which serves as investment adviser to HPC. Accordingly, Mr. Janower may be deemed to beneficially own some or all of the shares indirectly owned by HPC through its interest in Holdings LLC. Mr. Janower disclaims beneficial ownership of any such shares.

(7) Excludes 2,769,053 shares of Class A common stock and 307,673 shares of Class L common stock indirectly owned by MDLLC 1, which shares BCP has the right to vote. Mr. Gonzalez is a Limited Partner of Chase Capital Partners, an affiliate of Chase Equity.

ITEM 13. Certain Relationships and Related Transactions.

RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

     Mattress Holding Corporation and all holders of shares of its common stock entered into a Stockholders Agreement on August 6, 1999.

     The Stockholders Agreement provides

     . that the boards of directors of Mattress Holding will consist of five members, four of whom shall be selected by Bain Capital and one of whom shall be selected by HPC,

     . for restrictions on transfer of the common stock, including provisions providing that other holders of common stock will have rights of first offer and participation rights in any proposed sale of common stock,

     . that if Mattress Holding authorizes the issuance or sale of any common stock to any holder of its common stock (other than as a dividend on the outstanding common stock), Mattress Holding will first offer to sell to the other holders of common stock their percentage of the shares of issued equal to the percentage of common stock held by each holder of common stock at the time of issue,

     . that upon the board of directors of Mattress Holding and holders of a majority of outstanding shares of common stock approving a sale of substantially all the assets of Mattress Holding or substantially all the outstanding capital stock of Mattress Holding, each holder of common stock will consent to this sale and sell their common stock as so requested, and

     . in the event that the board of directors of Mattress Holding and holders of a majority of outstanding shares of common stock approves an initial public offering, each holder of common stock will be required to take all necessary or desirable actions in connection with the consummation of the initial public offering, including consenting to and voting for a recapitalization, reorganization and/or exchange of their common stock into other securities.

Registration Rights Agreement

     Mattress Holding Corporation and the holders of its common stock entered into a Registration Rights Agreement on August 6, 1999. The Registration Rights Agreement provides that Bain Capital has the right to three long-form demand registrations and unlimited short-form demand registrations under the Securities Act of shares of common stock held by them.

     The Registration Rights Agreement also provides for piggyback registration rights, allowing the holders of common stock to include their common stock in any registration. However, if the piggyback registration is an underwritten primary registration on behalf of Mattress Holding, and the managing underwriters advise Mattress Holding that in their opinion the aggregate number of shares of common stock which Mattress Holding and the holders of its common stock elect to include in the registration offering exceeds the number which can be sold in the offering without adversely affecting the marketability of such offering, the number of shares to be sold in such offering shall be allocated:
(1) first, the securities Mattress Holding proposed to sell, (2) second, the shares of common stock requested to be included in the registration, pro rata among the holders of shares on the basis of the number of shares owned by each holder of shares, and (3) third, other securities requested to be included in the registration.

     In addition, the holders of common stock are prohibited from selling their shares seven days prior to and within 180 days after the effectiveness of any demand registration or piggyback registration, except as part of an underwritten registration, unless the underwriters managing the registered offering otherwise agree.

Advisory Agreement

         In connection with the transactions, we entered into an advisory agreement with Bain Capital under which it provides financial advisory and consulting services. In exchange for these services, Bain Capital is entitled to an aggregate annual shareholder advisory fee of $1.0 million (to be adjusted upon the occurrence of future acquisitions) and their out-of-pocket expenses. In addition, Bain Capital will receive an aggregate fee not to exceed 1.0% of the aggregate value of any acquisition, divestiture or financing transaction of Mattress Holding Corporation and all its subsidiaries (including Mattress Discounters) in which it is involved. The advisory agreement will remain in effect for an initial term of ten years, and shall be automatically extended thereafter on a year-to-year basis, subject to termination by Bain Capital or us upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement includes customary indemnification provisions in favor of Bain Capital.

Mattress Holding Corporation Junior Subordinated Notes

         Mattress Holding Corporation junior subordinated notes were issued to Heilig-Meyers as a non-cash portion of the consideration due to Heilig-Meyers at closing. The principal amount of these notes were $10.0 million and $7.5 million and interest will accrue at the rates of 10% and 12% per annum, respectively, payable quarterly. At the option of Mattress Holding, interest may be paid in cash or by increasing the amount of principal due under these notes, but the indenture governing the exchange notes and the senior credit facility limits the payment of cash interest, either directly or through the restricted payments test. The Mattress Holding junior subordinated notes are scheduled to mature one year after the scheduled maturity of the exchange notes. The Mattress Holding junior subordinated notes are structurally subordinate to the exchange notes and contractually subordinated to the indebtedness under the senior credit facility. In connection with the settlement of the transactions, the $7.5 million 12% junior subordinated promissory note was reduced to $5.875 million.

Sealy Supply Contract

         Sealy is our exclusive supplier of name brand beds until June 30, 2004 under an agreement with Sealy Mattress Company. The equity investors or their related parties, who are the indirect beneficial owners of approximately 93% of Mattress Holding, are also the beneficial owners of approximately 93% of the voting common stock of Sealy, and effectively control both companies. For the year ended December 30, 2000, purchases by the Company from Sealy under this agreement amounted to $88.2 million.

DESCRIPTION OF CAPITAL STOCK OF MATTRESS HOLDING CORPORATION

         Set forth below is information concerning Mattress Holding Corporation's capital stock and all material information relating to the provisions of its Articles of Incorporation and the Stock Corporation Act of the Commonwealth of Virginia. This description is qualified in its entirety by reference to the Articles of Incorporation of Mattress Holding (a copy of which is available from Mattress Holding) and the Virginia Act.

Common Stock

         The common stock of Mattress Holding consists of four classes of shares, par value $.01 per share: Class L Common Stock, Class M Common Stock, Class A Common Stock and Class B Common Stock. There are 4 million authorized shares of Class L, 2 million authorized shares of Class M, 300 million authorized shares of Class A, and 100 million authorized shares of Class B, and 1,433,333 shares of Class L and 12,900,000 shares of Class A issued and outstanding (including management options exercisable within 60 days of the closing of the transactions) and no shares of Class M or Class B are issued and outstanding.

         In the event of any distribution (including those made in connection with a liquidation of Mattress Holding), holders of the Class L are entitled to first priority with respect to distributions up to an amount which would generate an internal rate of return on the unreturned cost of a share of Class L (initially $54 per share) of 12% per year. After this preference has been satisfied, holders of Class L are entitled to first priority with respect to distributions up to an amount of the unreturned cost of the Class L. After this preference has been satisfied, holders of Class A and Class L shares share in any remaining amounts based on the number of shares of common stock held by each shareholder as of the applicable record date.

         Upon a public offering of shares of Class A, each share of Class L shall automatically convert into a number of shares of Class A equal to (a) 1.0, plus (b) the quotient obtained by dividing (x) the unreturned cost of a share of Class L plus an amount sufficient to generate an internal rate of return on $54 of 12% per year, by (y) the price per share received by Holdings for its Class A issued in the public offering.

         The Class L and Class A vote together as a single class on all matters, with each share of Class L and Class A entitled to one vote. The holders of Class L and Class A are not entitled to cumulate their votes in the election of directors, which means that holders of more than a majority of the total outstanding Class L and Class A can elect all the directors of Mattress Holding.

         Except as described above, the holders of shares of the common stock of Mattress Holding are not entitled to any preemptive, subscription or conversion rights. There are no redemption or sinking fund provisions applicable to any of the classes of Mattress Holding common stock. The holders of shares of common stock are not subject to further calls or assessments by Mattress Holding.

         Class B is identical in all respects to Class A, and Class M is identical in all respects to Class L, except that Class B and Class M have no right to vote on any matter to be voted on by holders of Mattress Holding's capital stock, other than in limited circumstances or as required by law. At any time and from time to time, Class B shares may be converted into Class A shares and Class M shares may be converted into Class L shares, subject to limited restrictions, and holders who are subject to bank holding regulations may convert Class A shares into Class B shares and Class L shares into Class M shares.

Preferred Stock

         There are 10 million shares of preferred stock, par value $.01 per share, of Mattress Holding authorized for issuance, and no shares of preferred stock have been issued and are outstanding. Mattress Holding's board of directors may issue from time to time, in one or more series, shares of preferred stock, with those rights and preferences as permitted by law.

Warrants

         In connection with the issuance of the old notes, Mattress Holding also issued to the holders thereof warrants to acquire an aggregate of 679,000 shares of Class A common stock and 75,460 shares of Class L common stock, representing approximately 5% of Mattress Holding's fully diluted common stock. The warrants expire on July 15, 2007.

         Each warrant entitles the holder to acquire, on or after the exercisability date (i.e. an initial public offering of our common stock) and prior to the expiration date, 4.850 shares of Class A common stock and 0.539 shares of Class L common stock at a price equal to $0.01 per share, subject to adjustment from time to time upon the occurrence of changes in the Class A common stock and Class L common stock and issuances of Class A common stock and Class L common stock, options or convertible securities of Mattress Holding.

         Holders of warrants do not, by virtue of being warrant holders, have any rights of stockholders of Mattress Holding, except that holders are entitled to receive distributions in respect of any Class A common stock or Class L common stock of Mattress Holding as though the warrants had been exercised.

Liability and Indemnification

         Mattress Holding's articles of incorporation provides that Mattress Holding shall, to the fullest extent permitted by the provisions of the Virginia Act, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said provisions from and against any and all of the expenses, or other matters referred to in or covered by said provisions. The Virginia Act permits a corporation to indemnify a person party to a proceeding by reason of him being or having been a director against liability incurred in the proceeding if he conducted himself in good faith, and he believed that his conduct was in its best interest. This indemnification is not exclusive of other indemnification rights arising under any bylaw, vote of disinterested directors or shareholders or otherwise.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         See Item 8 within Part II of this Annual Report on Form 10-K for the Company's consolidated financial statements.

         There were no reports filed on Form 8-K.

EXHIBIT INDEX

2.1 Transaction Agreement, dated May 28, 1999 by and among Heilig-Meyers Company, Heilig-Meyers Associates, Inc., and Mattress Discounters Acquisition Corporation.*

2.2 Amendment No. 1 to the Transaction Agreement, dated July 15, 1999 by and among Heilig-Meyers Company, Heilig-Meyers Associates, and Mattress Discounters Acquisition Corporation.*

2.3 Amendment No. 2 to the Transaction Agreement, dated July 27, 1999 by and among Heilig-Meyers Company, Heilig-Meyers Associates, and Mattress Discounters Acquisition Corporation.*

2.4 Articles of Merger merging Mattress Discounters Acquisition Corporation into Heilig-Meyers Associates, Inc., dated as of August 6, 1999 as filed with the Commonwealth of Virginia State Corporation Commission.*

3.1 Articles of Incorporation of Mattress Discounters Corporation, dated March 4, 1996.*

3.2          By-laws of Mattress Discounters Corporation dated March 5, 1996.*

3.3          Articles of Incorporation of The Bedding Experts, Inc. dated July
             1, 1984.*

3.4          By-laws of The Bedding Experts, Inc. dated July 1, 1984.*

3.5          Articles of Incorporation of T.J.B., Inc. dated April 3, 1980.*

3.6          By-laws of T.J.B., Inc. dated April 3, 1980.*

3.7 By-laws of Mattress Discounters Acquisition Corporation, dated August 6, 1999.*

4.1 Indenture, dated as of August 6, 1999 by and among Mattress Discounters Corporation, as the Issuer, the Guarantors named therein and State Street Bank and Trust Company, as the Trustee.*

9.1 Stockholders Agreement, dated August 6, 1999 by and among Mattress Discounters Corporation (previously Mattress Discounters Holding Corporation), Mattress Discounters Holding L.L.C., Heilig-Meyers Company, and certain other stockholders of Mattress Holding Corporation who are from time to time a party thereto.*

10.1 Registration Rights Agreement, dated August 6, 1999 by and among Mattress Holding Corporation, Mattress Holding L.L.C., Heilig-Meyers Corporation, and certain other stockholders of Mattress Discounters Holding Corporation who are from time to time a party thereto.*

10.2 Common Stock Registration Rights Agreement, dated as of August 6, 1999 by and among Mattress Discounters Corporation, Mattress Discounters Holding L.L.C., and Chase Securities, Inc, CIBC World Markets Corp., and BancBoston Robertson Stephens, Inc.*

10.3 Purchase Agreement, dated August 3, 1999 by and among Mattress Discounters Corporation, Mattress Discounters Corporation, the Guarantors and the Initial Purchasers.*

10.4 Supply Agreement, dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.# *

10.5 Amendment No. 1 to the Supply Agreement, dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.# *

10.6 Amendment No. 2 to the Supply Agreement, dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.# *

10.7 Amendment No. 3 to the Supply Agreement dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.# *

10.8 Amendment No. 4 to the Supply Agreement dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.# *

10.9 Supply Agreement, dated August 6, 1999 by and among Heilig-Meyers Company, Mattress Discounters Corporation, and Mattress Holding Corporation (previously MD Acquisition Corporation.)# *

10.10 Amendment No. 1 to the Supply Agreement, dated August 6, 1999 by and among Heilig-Meyers Company, Mattress Discounters Corporation, and Mattress Holding Corporation.# *

10.11 Indemnity Agreement, dated May 28, 1999 by and among Heilig-Meyers Company, Bain Capital, Inc., and Mattress Discounters Acquisition Corporation.*

10.12 Amendment No. 1 to the Indemnity Agreement, dated July 29, 1999 by and among Heilig-Meyers Company, Bain Capital, Inc., and Mattress Discounters Acquisition Corporation.*

10.13 Assignment and Assumption Agreement, dated August 6, 1999 by and between Heilig-Meyers Company and mattress Discounters Corporation.*

10.14 Tax Agreement, dated August 6, 1999 by and among Heilig-Meyers Company, Heilig-Meyers Associates, Inc., Mattress Discounters Acquisition Corporation, T.J.B., Inc., and The Bedding Experts, Inc.*

10.15 Tax Sharing Agreement, dated August 6, 1999 by and among Mattress Discounters Holding, LLC, Mattress Holding Corporation, Mattress Discounters Corporation, The Bedding Experts, Inc., T.J.B., Inc., and Comfort Source Mattress Company.*

10.16 Landlord Agreement, dated July 27, 1999 by O.J.B./ Mid Atlantic Realty IV, LLC.*

10.17 Management Services Agreement, dated August 6, 1999 by and among Mattress Holding Corporation, Mattress Discounters Corporation, and Bain Capital, Inc.*

10.18 Executive Stock and Option Agreement, dated May 1, 2000 between Mattress Holding Corporation and Steve Newton.*

10.19 Executive Stock and Option Agreement, between Mattress Holding Corporation and Stephen A. Walker.*

10.20 Letter Agreement dated January 1, 2000 by and between Mattress Discounters Corporation and Sealy, Inc.*

10.22 Executive Stock and Option Agreement, dated January 13, 2000 between Mattress Holding Corporation and Michael Mauler.*

10.24 Employment Agreement, dated May 1, 2000 between Mattress Discounters Corporation and Steve Newton.*

10.25 Employment Agreement, dated December 6, 1999 between Mattress Discounters Corporation and Stephen A. Walker.*

10.28 Employment Agreement, dated January 10, 2000 between Mattress Discounters Corporation and Michael Mauler.*

10.29 Warrant Agreement, dated August 6, 1999 between Mattress Discounters Holding Corporation and State Street Bank and Trust Company.*

10.30 Credit Agreement, dated August 6, 1999 by and between Mattress Discounters Holding Corporation, Mattress Discounters Corporation, BancBoston, N.A., Canadian Imperial Bank of Commerce, and the Chase Manhattan Bank.*

10.31 Guarantee and Collateral Agreement, dated August 6, 1999 by and between Mattress Holding Corporation, Mattress Discounters Corporation, and Chase Manhattan Bank.*

10.32 Employment Agreement, dated July 24, 2000 between Mattress Discounters Corporation and Bryan Flanagan.

10.33 Executive Stock and Option Agreement, dated July 24, 2000 between Mattress Holding Corporation and Bryan Flanagan.

16.1         Letter from Deloitte & Touche.*

21.1         Subsidiaries of the Registrant.*

24.1 Powers of Attorney (included in signature pages of original registration statement).*


*Incorporated by reference from our registration statement on Form S-4 (Registration No. 333-95945)

# Confidential treatment granted as to parts of this document.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MATTRESS DISCOUNTERS CORPORATION



                                        /s/ Bryan J. Flanagan
                                        -------------------------------------
March 29, 2001                          Name: Bryan J. Flanagan
                                        Title: Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2001.


/s/ Stephen A. Walker                   Chief Executive Officer
---------------------
Stephen A. Walker


/s/ Bryan J. Flanagan                   Chief Financial Officer (Chief
---------------------
Bryan J. Flanagan                       Accounting Officer)


/s/ Stephen J. Newton                   Chief Operating Officer
---------------------
Stephen J. Newton


/s/ Joshua Bekenstein                   Director
---------------------
Joshua Bekenstein


/s/ Michael Krupka                      Director
------------------
Michael Krupka


/s/ Andrew S. Janower                   Director
---------------------
Andrew S. Janower


/s/ Joe L. Gonzalez                     Director
-------------------
Joe L. Gonzalez