Form 10-Q
period 2001-03-31
MATTRESS DISCOUNTERS CORP
filed 2001-05-15
CIK 1094983

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                         Commission File No. 333-95945



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

     No                          Yes     X
        ---------                    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Outstanding at May 12, 2001                  Class
     ---------------------------                  -----
                100                        Common Stock, $.01 Par Value

================================================================================

                        MATTRESS DISCOUNTERS CORPORATION
                        --------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheets
          as of December 30, 2000 and March 31, 2001 (unaudited).......  3

          Consolidated Statements of Operations (unaudited)
          for the three months ended April 1, 2000 and March 31, 2001..  4

          Consolidated Statements of Cash Flows (unaudited)
          for the three months ended April 1, 2000 and March 31, 2001..  5

          Consolidated Statement of Stockholder's Equity - (unaudited)
          for the three months ended March 31, 2001....................  6

          Notes to Consolidated Financial Statements (Unaudited).......  7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks..  17


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................  18

ITEM 2.   Changes in Securities........................................  18

ITEM 3.   Defaults upon Senior Securities..............................  18

ITEM 4.   Submission of Matters to a Vote of Security Holders..........  18

ITEM 5.   Other Information............................................  18

ITEM 6.   Exhibits and Reports on Form 8-K.............................  18

SIGNATURES.............................................................  19


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)



                                                                     December 30,  March 31,
                                                                         2000        2001
                                                                      ---------    ---------
                                                                                  (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents ......................................    $   8,195    $   2,462
  Accounts receivable ............................................        8,134        8,444
  Inventories ....................................................       19,838       18,812
  Prepaid expenses and other current assets ......................          989          848
  Due from affiliate .............................................        1,907        1,572
  Deferred tax asset .............................................        4,067        4,067
                                                                      ---------    ---------
     Total current assets ........................................       43,130       36,205
Property and equipment, net ......................................       14,014       14,135
Debt issue costs and other assets ................................        9,846        9,767
Goodwill and other intangibles, net ..............................       54,625       54,245
Deferred tax asset ...............................................       87,943       90,503
                                                                      ---------    ---------
     Total assets ................................................    $ 209,558    $ 204,855
                                                                      =========    =========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt ..............................    $     117    $      45
  Accounts payable, trade ........................................       24,965       27,872
  Accrued expenses ...............................................       21,616       18,399
                                                                      ---------    ---------
     Total current liabilities ...................................       46,698       46,316

Long-term debt, excluding current portion ........................      133,869      134,026

Other noncurrent liabilities .....................................        4,111        4,030
                                                                      ---------    ---------
     Total liabilities ...........................................      184,678      184,372
                                                                      ---------    ---------

Stockholder's equity:
  Common stock, 3,000 shares authorized, 100 shares issued and
  outstanding, $0.01 per value....................................           --           --
  Additional paid-in capital .....................................       27,014       27,014
  Accumulated deficit ............................................       (2,134)      (6,531)
                                                                      ---------    ---------
     Total stockholder's equity ..................................       24,880       20,483
                                                                      ---------    ---------
     Total liabilities and stockholder's equity ..................    $ 209,558    $ 204,855
                                                                      =========    =========


          See accompanying notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                         Three Months           Three Months
                                             Ended                  Ended
                                         April 1, 2000        March 31, 2001
                                         -------------        --------------
Net sales ...........................      $ 72,402              $ 60,022
Cost of sales .......................        47,495                42,342
                                           --------              --------
     Gross profit ...................        24,907                17,680
General and administrative expenses .        21,132                19,714
                                           --------              --------
     Income (loss) from operations ..         3,775                (2,034)
Other income (expense):
      Interest income ...............           126                   106
      Interest expense ..............        (4,971)               (5,029)
                                           --------              --------
Loss before benefit from income taxes        (1,070)               (6,957)
Benefit from income taxes ...........          (595)               (2,560)
                                           --------              --------
     Net loss .......................      $   (475)             $ (4,397)
                                           ========              ========

          See accompanying notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                              Three Months             Three Months
                                                                                  Ended                   Ended
                                                                               April 1, 2000          March 31, 2001
                                                                            -----------------      ------------------

Cash flows from operating activities:
Net loss ..............................................................           $  (475)              $(4,397)
    Adjustments to reconcile net loss to net cash
    provided  by (used in) operating activities:
    Depreciation and amortization .....................................             1,204                 1,329
    Accretion of discount on Senior Notes .............................               138                   157
    Amortization of debt issue costs ..................................               326                   354
    Deferred income taxes .............................................              (595)               (2,560)
    Gain on disposition of property and equipment .....................                (4)                   --
    Changes in operating assets and liabilities:
       Accounts receivable ............................................              (503)                 (310)
       Inventories ....................................................             1,716                 1,026
       Prepaid expenses and other assets ..............................                70                  (115)
       Due from affiliate .............................................              (912)                  335
       Accounts payable, trade ........................................             3,025                 2,907
       Accrued expenses ...............................................                (6)               (3,217)
       Other noncurrent liabilities ...................................              (117)                  (81)
                                                                                  -------               -------
        Net cash provided by (used in) operating activities ...........             3,867                (4,572)
                                                                                  -------               -------

Cash flows from investing activities:
  Property and equipment expenditures .................................              (470)               (1,071)
                                                                                  -------               -------
        Net cash used in investing activities .........................              (470)               (1,071)
                                                                                  -------               -------

Cash flows from financing activities:
  Payments on long-term debt ..........................................              (100)                  (72)
  Payment of debt issue costs .........................................               (37)                  (18)
  Repurchase of stock options .........................................            (2,363)                  (90)
                                                                                  -------               -------
        Net cash used in financing activities .........................            (2,500)                  (90)
                                                                                  -------               -------

Net increase (decrease) in cash and cash equivalents ..................               897                (5,733)
Cash and cash equivalents, beginning of period ........................             7,512                 8,195
                                                                                  -------               -------
Cash and cash equivalents, end of period ..............................           $ 8,409               $ 2,462
                                                                                  =======               =======


          See accompanying notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)



                                                                              Additional                             Total
                                                               Common          Paid-In         Accumulated       Stockholder's
                                                               Stock           Capital           Deficit            Equity
                                                             ----------     -------------      ------------      ------------
Balances as of December 30, 2000 ..................          $   ---           $ 27,014           $(2,134)          $ 24,880
Net loss ..........................................              ---                ---            (4,397)            (4,397)
                                                             ----------------------------------------------------------------

Balances as of March 31, 2001 .....................          $   ---           $ 27,014           $(6,531)          $ 20,483
                                                             ================================================================


          See accompanying notes to consolidated financial statements.

               MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at March 31, 2001 and December 30, 2000 include the accounts of Mattress Discounters Corporation (''Mattress Discounters''), and its wholly owned subsidiaries T.J.B., Inc. (''T.J.B.''), and The Bedding Experts, Inc. (''Bedding Experts'') (collectively referred to as the ''Company''). All significant intercompany accounts and transactions of the Company have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 30, 2000. The results of operations for the three-month interim period ended March 31, 2001 are not necessarily indicative of the results of operations for the year ending December 29, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the consolidated financial statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates.

2.   Senior Credit Facility

     On August 6, 1999, the Company entered into a new credit agreement with a consortium of banks (the "Senior Credit Facility"), to finance a portion of the recapitalization of the Company's parent and to provide available borrowings for use in the normal course of business. The Senior Credit Facility provides for revolving loans for up to $20.0 million, including letters of credit of up to $5.0 million. The interest rate under the Senior Credit Facility is either: (1) the base rate, which is the higher of the prime lending rate, 1% in excess of the secondary market rate for three-month depository certificates or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate plus a margin. The margins of the loans under the Senior Credit Facility will be established and then will vary according to a pricing grid based upon the achievement of performance targets. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the revolving loans but may be reduced depending upon the achievement of performance targets, as defined by the Senior Credit Facility. There were no amounts outstanding under the Senior Credit Facility as of December 30, 2000 or March 31, 2001. In April 2001, the Company borrowed $18 million under the Senior Credit Facility.

     The Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and, also from excess cash flow (as defined in the Senior Credit Facility).

     T.J.B., Bedding Experts and Mattress Holdings Corporation (the Company's parent) have guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is collateralized by substantially all assets of the Company (see Note 5).

     Further, the Senior Credit Facility requires that the Company meet certain financial covenants which include a maximum total debt ratio and a minimum interest coverage ratio. In addition, the Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to, engaging in transactions with affiliates; prepaying subordinate debt and the senior notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; and making loans and investments; engaging in mergers, acquisitions, consolidations and asset sales; and making capital expenditures. The revolving loans under the Senior Credit Facility are due in August 2005.

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001 through the period ending June 22, 2001. Further, such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the Company anticipates that it will not be in compliance with the financial covenants in the second quarter of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company. In the event the Company and the bank group are able to satisfactorily amend the financial covenants under the Senior Credit Facility, the Company believes that funds generated from operations, together with borrowings under the Senior Credit Facility, should be sufficient to finance its current operations, debt service requirements and planned capital expenditures for at least the next twelve months. Alternatively, the Company may be able to satisfy its liquidity needs by arranging for alternative financing, although no assurances can be given in that regard.

     Additionally, the Company had approximately $2.3 million of outstanding letters of credit at December 30, 2000 and March 31, 2001.


3.   Inventories

     Inventories are summarized as follows, as of:

                                            December 30, 2000  March 31, 2001
                                            -----------------  --------------
                                                                 (Unaudited)
                         Finished Goods            $18,235         $17,436
                         Work in Process               199             165
                         Raw Materials               1,404           1,211
                                                   -------         -------
                                                   $19,838         $18,812
                                                   =======         =======

4.   Segment Information

     The Company operates in two reportable segments, as described below:

     (a)  Retail Segment--Sale of mattresses and bedding products through 297 and 256 retail locations as of March 31, 2001 and April 1, 2000, respectively.

     (b)  Manufacturing Segment--Manufacture and sale of mattresses, box springs and foundations to the retail segment and to external retailers at current market prices.

     All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

  Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table:

                                                                                             Interco.
                        Period              Retail                 Manufacturing                Elim.       Consolidated
                        ------              ------       -------------------------------        -----       ------------
                                                          Retail     External
                                                         Segment     Retailers     Total
                                                         -------     ---------     -----
Revenues         3 months ended 3/31/01       $59,027      $8,618       $  995     $ 9,613     $(8,618)           $60,022
                 3 months ended 4/01/00        63,741       9,621        8,661      18,282      (9,621)            72,402



                                                                                             Corporate/
                                        Period               Retail      Manufacturing         Other        Consolidated
                                        ------               ------      -------------         -----        ------------
Segment profit (loss) (1)         3 months ended 3/31/01      $(3,768)            $1,734  $          -         $ (2,034)
                                  3 months ended 4/01/00          (55)             3,830             -            3,775

Depreciation and                  3 months ended 3/31/01        1,104                225             -            1,329
 amortization                     3 months ended 4/01/00          944                260             -            1,204

Capital expenditures              3 months ended 3/31/01        1,071                  -             -            1,071
                                  3 months ended 4/01/00          410                 60             -              470

Identifiable assets (2)                   March 31, 2001       29,524              3,423       171,908          204,855
                                           April 1, 2000      $30,105             $3,705      $175,748         $209,558


(1)  Segment profit (loss) represents income (loss) from operations.
(2) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.


5.   Summarized Financial Information

     The Company's Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters' current and future, direct and indirect subsidiaries. The following is summarized condensed consolidating financial information of the Company, segregating the parent company (Mattress Discounters) and its guarantor subsidiaries. As described in Note 1--Organization and Basis of Financial Statement Presentation, each of Mattress Discounters' subsidiaries are wholly owned. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be beneficial to investors.

          Index to Unaudited Condensed Consolidating Information
          ------------------------------------------------------

          o    Consolidating Balance Sheets at March 31, 2001

          o Consolidating Statements of Operations for the three months ended March 31, 2001

          o Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2001

          o    Consolidating Balance Sheets at December 30, 2000

          o Consolidating Statements of Operations for the three months ended April 1, 2000

          o Condensed Consolidating Statements of Cash Flows for the three months ended April 1, 2000

                    Unaudited Consolidating Balance Sheets
                                March 31, 2001
                                (in thousands)

                                                      Mattress
                                                     Discounters
                                                     Corporation
                                                       (Parent             Guarantor           Consolidating          Consolidated
                                                      Company)            Subsidiaries          Adjustments              Totals
                                                  ----------------      ----------------     -----------------       ---------------
                Assets
Cash and cash equivalents                            $   1,787              $   675            $    --               $   2,462
Accounts receivable                                      5,465                2,979                 --                   8,444
Inventories                                             12,671                6,278               (137)                 18,812
Prepaid expenses and other current assets                  848                   --                 --                     848
Due from affiliate                                       1,572                   --                 --                   1,572
Intercompany receivable                                  2,219                3,307             (5,526)                     --
Deferred tax asset                                       3,693                  374                 --                   4,067
                                                     ---------              -------            -------               ---------
   Total current assets                                 28,255               13,613             (5,663)                 36,205

Property and equipment, net                             10,758                3,377                 --                  14,135
Debt issue costs and other assets                        9,424                  343                 --                   9,767
Goodwill and other intangibles, net                     46,055                8,190                 --                  54,245
Investment in subsidiaries                               2,511                   --             (2,511)                     --
Deferred tax asset                                      90,345                  158                 --                  90,503
                                                     ---------              -------            -------               ---------
   Total assets                                      $ 187,348              $25,681            $(8,174)              $ 204,855
                                                     =========              =======            =======               =========

     Liabilities and Stockholder's Equity
Current portion of long-term debt                    $      --              $    45            $    --               $      45
Accounts payable, trade                                 18,638                9,234                 --                  27,872
Intercompany payable                                        --                5,663             (5,663)                     --
Accrued expenses                                        12,367                6,032                 --                  18,399
                                                     ---------              -------            -------               ---------
   Total current liabilities                            31,005               20,974             (5,663)                 46,316

Long-term debt, excluding current portion              133,707                  319                 --                 134,026
Other non current liabilities                            2,153                1,877                 --                   4,030
                                                     ---------              -------            -------               ---------
   Total liabilities                                   166,865               23,170             (5,663)                184,372
                                                     ---------              -------            -------               ---------

Stockholder's equity:
Common stock                                                --                   --                 --                      --
Additional paid-in capital                              27,014                   --                 --                  27,014
Retained earnings (accumulated deficit)                 (6,531)               2,511             (2,511)                 (6,531)
                                                     ---------              -------            -------               ---------
   Total stockholder's equity                           20,483                2,511             (2,511)                 20,483
                                                     ---------              -------            -------               ---------
   Total liabilities and stockholder's equity        $ 187,348              $25,681            $(8,174)              $ 204,855
                                                     =========              =======            =======               =========

               Unaudited Consolidating Statements of Operations
                   For the three months ended March 31, 2001
                                (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                       (Parent           Guarantor        Consolidating      Consolidated
                                                       Company)        Subsidiaries       Adjustments          Totals
                                                   ---------------     -------------      -------------    ----------------
Net sales                                              $ 41,421           $ 21,719           $(3,118)          $ 60,022
Cost of sales                                            27,894             16,117            (1,669)            42,342
                                                       --------           --------           -------           --------
   Gross profit                                          13,527              5,602            (1,449)            17,680

General and administrative expenses                      12,251              7,463                --             19,714
                                                       --------           --------           -------           --------
   Income (loss) from operations                          1,276             (1,861)           (1,449)            (2,034)

Other income (expense):
      Interest income                                       106                 --                --                106
      Interest expense                                   (5,020)                (9)               --             (5,029)
      Other, net                                            843                 --              (843)                --
                                                       --------           --------           -------           --------
Loss before benefit from income taxes                    (2,795)            (1,870)           (2,292)            (6,957)
Benefit from  income taxes                               (1,533)            (1,027)               --             (2,560)
                                                       --------           --------           -------           --------
Net loss                                               $ (1,262)          $   (843)          $(2,292)          $ (4,397)
                                                       ========           ========           =======           ========



          Unaudited Condensed Consolidating Statements of Cash Flows
                   For the three months ended March 31, 2001
                                (in thousands)


                                                            Mattress
                                                          Discounters
                                                          Corporation
                                                             (Parent           Guarantor        Consolidating        Consolidated
                                                             Company)        Subsidiaries       Adjustments            Totals
                                                         ---------------     -------------      -------------      ----------------
Cash provided by (used in) operating activities                $(4,984)        $ 412              $    --             $ (4,572)
Cash flows used in investing activities                           (928)         (143)                  --               (1,071)
Cash flows used in financing activities                            (87)           (3)                  --                  (90)
                                                               -------         -----              --------             -------
Net increase (decrease) in cash and cash equivalents            (5,999)          266                   --               (5,733)
Cash and cash equivalents, beginning of period                   7,786           409                   --                8,195
                                                               -------         -----              --------             -------
Cash and cash equivalents, end of period                       $ 1,787         $ 675              $    --              $ 2,462
                                                               =======         =====              ========             =======

                                      -11-

                    Unaudited Consolidating Balance Sheets
                               December 30, 2000
                                (in thousands)

                                                               Mattress
                                                              Discounters
                                                               Corporation
                                                                (Parent          Guarantor     Consolidating     Consolidated
                                                                Company)       Subsidiaries     Adjustments         Totals
                                                            ----------------   ------------  -----------------    -----------
Assets
Cash and cash equivalents                                     $   7,786          $   409         $    --          $   8,195
Accounts receivable                                               5,102            3,032              --              8,134
Inventories                                                      13,032            7,067            (261)            19,838
Prepaid expenses and other current assets                           950               39              --                989
Due from affiliate                                                1,907               --              --              1,907
Intercompany receivable                                           3,272            1,992          (5,264)                --
Deferred tax asset                                                3,693              374              --              4,067
                                                              ---------          -------         -------          ---------
   Total current assets                                          35,742           12,913          (5,525)            43,130

Property and equipment, net                                      10,202            3,812              --             14,014
Debt issue costs and other assets                                 9,503              343              --              9,846
Goodwill and other intangibles, net                              46,373            8,252              --             54,625
Investment in subsidiaries                                        3,354               --          (3,354)                --
Deferred tax asset                                               87,785              158              --             87,943
                                                              ---------          -------         -------          ---------
   Total assets                                               $ 192,959          $25,478         $(8,879)         $ 209,558
                                                              =========          =======         =======          =========

Liabilities and Stockholder's Equity
Current portion of long-term debt                             $      69          $    48         $    --          $     117
Accounts payable, trade                                          16,357            8,608              --             24,965
Intercompany payable                                                 --            5,525          (5,525)                --
Accrued expenses                                                 15,720            5,896              --             21,616
                                                              ---------          -------         -------          ---------
   Total current liabilities                                     32,146           20,077          (5,525)            46,698

Long-term debt, excluding current portion                       133,550              319              --            133,869
Other non-current liabilities                                     2,383            1,728              --              4,111
                                                              ---------          -------         -------          ---------
   Total liabilities                                            168,079           22,124          (5,525)           184,678
                                                              ---------          -------         -------          ---------

Stockholder's equity:
Common stock                                                         --               --              --
Additional paid-in capital                                       27,014               --              --             27,014
Retained earnings (accumulated deficit)                          (2,134)           3,354          (3,354)            (2,134)
                                                              ---------          -------         -------          ---------
   Total stockholder's equity                                    24,880            3,354          (3,354)            24,880
                                                              ---------          -------         -------          ---------
   Total liabilities and stockholder's equity                 $ 192,959          $25,478         $(8,879)         $ 209,558
                                                              =========          =======         =======          =========

               Unaudited Consolidating Statements of Operations
                   For the three months ended April 1, 2000
                                (in thousands)


                                                            Mattress
                                                         Discounters
                                                         Corporation
                                                           (Parent          Guarantor           Consolidating          Consolidated
                                                           Company)        Subsidiaries          Adjustments              Totals
                                                      ---------------   ---------------      -----------------      ----------------
Net sales                                                  $ 50,839         $ 24,867              $(3,304)             $ 72,402
Cost of sales                                                32,292           17,080               (1,877)               47,495
                                                           --------         --------              -------              --------
   Gross profit                                              18,547            7,787               (1,427)               24,907

General and administrative expenses                          13,006            8,126                   --                21,132
                                                           --------         --------              -------              --------
   Income (loss) from operations                              5,541             (339)              (1,427)                3,775

Other income (expense)
      Interest income                                           126               --                   --                   126
      Interest expense                                       (4,961)             (10)                  --                (4,971)
      Other, net                                                155               --                 (155)                   --
                                                           --------         --------              -------              --------
Income (loss) before benefit from income taxes                  861             (349)              (1,582)               (1,070)
Benefit from income taxes                                      (401)            (194)                  --                  (595)
                                                           --------         --------              -------              --------
Net income (loss)                                          $  1,262         $   (155)             $(1,582)             $   (475)
                                                           ========         ========              =======              ========



          Unaudited Condensed Consolidating Statements of Cash Flows
                   For the three months ended April 1, 2000
                                (in thousands)


                                                              Mattress
                                                           Discounters
                                                           Corporation
                                                             (Parent          Guarantor           Consolidating      Consolidated
                                                             Company)        Subsidiaries          Adjustments          Totals
                                                        ---------------   ---------------      -----------------  ----------------
Cash provided by operating activities                         $ 3,759          $ 108                   --            $ 3,867
Cash flows used in investing activities                          (313)          (157)                  --               (470)
Cash flows used in financing activities                        (2,449)           (51)                  --             (2,500)
                                                              -------          -----                 ------          -------
Net increase (decrease) in cash and cash equivalents              997           (100)                  --                897
Cash and cash equivalents, beginning of period                  6,888            624                   --              7,512
                                                              -------          -----                 ------          -------
Cash and cash equivalents, end of period                      $ 7,885          $ 524                 $ --            $ 8,409
                                                              =======          =====                 ======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Mattress Discounters Corporation ("MDC" or the "Company") operates in two segments: mattress retailing and mattress manufacturing. We currently operate our retail business through a nationwide network of 297 stores in 15 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand and for sale to external retailers under separate brands.

Results of Operations

     The following discussion compares our results of operations for the three months ended March 31, 2001 to the three months ended April 1, 2000. The table below sets for our statement of operations in dollars and as a percentage of sales for the periods indicated.



                                                       Three Months Ended   % of       Three Months Ended     % of
                                                          April 1, 2000     Sales      March 31, 2001        Sales
                                                        -------------------------      ---------------------------
Net sales                                               $ 72,402           100.0%      $ 60,022             100.0%
Cost of sales                                             47,495            65.6         42,342              70.5
                                                        -------------------------      ---------------------------
   Gross profit                                           24,907            34.4         17,680              29.5

General and administrative expenses                       21,132            29.2         19,714              32.9
                                                        -------------------------      ---------------------------

   Income (loss) from operations                           3,775             5.2         (2,034)             (3.4)
Other income (expense):
   Interest income                                           126             0.2            106               0.2
   Interest expense                                       (4,971)           (6.9)        (5,029)             (8.4)
                                                        -------------------------      ---------------------------
Loss before benefit from income taxes                     (1,070)           (1.5)        (6,957)            (11.6)

Benefit from income taxes                                   (595)           (0.8)        (2,560)             (4.3)
                                                        -------------------------      ---------------------------
Net loss                                                $   (475)       $   (0.7)%     $ (4,397)             (7.3)%
                                                        -------------------------      ---------------------------



Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

     Net sales: The Company's net sales for the three months ended March 31, 2001 decreased $12.4 million to $60.0 million from $72.4 million for the three months ended April 1, 2000. The decrease in sales is primarily due to the overall decline in mattress sales throughout the industry. The decrease represents a $4.7 million, or 7.4% decrease in our retail net sales coupled with a decrease of $7.7 million, or 88.5% in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $59.0 million, $8.6 million, and $1.0 million, respectively, in the three months ended March 31, 2001, and $63.7 million, $9.6 million and $8.7 million, respectively, in the three months ended April 1, 2000.

     Overall, MDC's retail sales for the three months ended March 31, 2001 decreased $4.7 million or 7.4%. The decrease in retail sales for the three months ended March 31, 2001 is attributable to (a) a $9.8 million decrease in comparable store sales offset by (b) a $5.1 million net increase resulting from net new store openings since April 1, 2000. Comparable store sales declines were reflected throughout all of our markets nationwide, with

     Denver and Chicago markets showing the largest decline with 55% and 30% declines, respectively. Management continues to pursue initiatives to improve the operating performance of the retail stores in the Chicago and other markets.

     Net sales generated by the Company's manufacturing operations during the three months ended March 31, 2001, decreased $8.7 million to $9.6 million from $18.3 million for the three months ended April 1, 2000. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $1.0 million from $8.7 million. The decrease in external net sales of our manufacturing operations is due to lower sales to Heilig-Meyers. Heilig-Meyers is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code.

     Gross profit: Gross profit for the three months ended March 31, 2001 decreased $7.2 million or 28.9% to $17.7 million from $24.9 million for the three months ended April 1, 2000. The $7.2 million decrease is comprised of $5.0 million lower gross profit on retail sales and $2.2 million lower gross profit on manufacturing sales to external retailers. As a percentage of net sales, gross profit was 29.5% in the three months ended March 31, 2001, compared to 34.4% in the three months ended April 1, 2000. The decrease in gross profit percentage is primarily attributable to higher occupancy costs as a result of additional store openings in relation to lower sales volumes in the current period. As of March 31, 2001, 297 stores were in operation compared to 256 stores operating as of April 1, 2000. Retail segment gross profit for the three months ended March 31, 2001 was $15.5 million, a decrease of $5.0 million. Manufacturing segment gross profit was $2.2 million, a decrease of $2.2 million.

     Retail gross profit expressed as a percentage of net retail sales was 26.2% in the three months ended March 31, 2001, compared to 32.1% in the three months ended April 1, 2000. This decrease is driven by the existence of certain fixed operating costs, primarily occupancy costs, incurred during a period of lower sales volumes. Manufacturing gross profit expressed as a percentage of manufacturing sales decreased to 22.9% in the three months ended March 31, 2001, compared to 24.3% in the three months ended April 1, 2000.

     General and administrative expenses: General and administrative expenses for the three months ended March 31, 2001 decreased $1.4 million or 6.7% to $19.7 million from $21.1 million for the three months ended April 1, 2000. As a percentage of net sales, general and administrative expenses were 32.9% in the three months ended March 31, 2001, compared to 29.2% in the three months ended April 1, 2000. The decrease in general and administrative expenses is primarily due to lower sales commissions earned during the quarter ended March 31, 2001 as a result of lower sales volumes in the period.

     Interest expense: Interest expense for the three months ended March 31, 2001 and April 1, 2000 remained stable at $5.0 million.

     Provision for (benefit from) income taxes: The effective income tax rate for the three months ended March 31, 2001, was 36.8% compared to 55.6% for the three months ended April 1, 2000. The Company's effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization. The decrease in the effective income tax rate during the three months ended March 31, 2001, is a result of the amount of non-deductible expenses relative to pretax loss.

     Net loss: Primarily as a result of the reasons discussed above, net loss increased to $4.4 million or 7.3% of net sales in the three months ended March 31, 2001, from $0.5 million or 0.7% of net sales in the three months ended April 1, 2000.


Liquidity and Capital Resources

     In connection with the leveraged recapitalization in August 1999, the Company incurred significant amounts of debt ("Senior Notes") requiring interest payments on the Senior Notes and interest and principal payments under the Senior Credit Facility. Our liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions. We intend to fund our working capital, capital expenditures and debt service requirements through cash flow generated from operations and through borrowings under the Senior Credit Facility.

     At December 30, 2000 and March 31, 2001, there were no amounts outstanding under the Senior Credit Facility. In April 2001, the Company borrowed $18 million under the Senior Credit Facility. Cash and cash equivalents at December 30, 2000 and March 31, 2001 were approximately $8.2 million and $2.5 million, respectively.

     The Senior Credit Facility requires that the Company meet certain financial covenants which include a maximum total debt ratio and a minimum interest coverage ratio. In addition, the Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to, engaging in transactions with affiliates; prepaying subordinate debt and the senior notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; and making loans and investments; engaging in mergers, acquisitions, consolidations and asset sales; and making capital expenditures. The revolving loans under the Senior Credit Facility are due in August 2005.

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001 through the period ending June 22, 2001. Further, such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the Company anticipates that it will not be in compliance with the financial covenants in the second quarter of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company. In the event the Company and the bank group are able to satisfactorily amend the financial covenants under the Senior Credit Facility, the Company believes that funds generated from operations, together with borrowings under the Senior Credit Facility, should be sufficient to finance its current operations, debt service requirements and planned capital expenditures for at least the next twelve months. Alternatively, the Company may be able to satisfy its liquidity needs by arranging for alternative financing, although no assurances can be given in that regard.

     At December 30, 2000 and March 31, 2001, the Company had approximately $2.3 million of outstanding letters of credit.

     Net cash used in operating activities for the three months ended March 31, 2001 was $4.6 million, as compared to the $3.9 million of cash provided by operating activities for the three months ended April 1, 2000. The primary cause of the decreased cash flow from operations in the quarter ended March 31, 2001 is the Company's net loss of $4.4 million in the current period.

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for the three months ended March 31, 2001 and April 1, 2000 were $1.1 million and $0.5 million, respectively. The increase in spending in 2001 is primarily related to new store openings as well as to the continuing implementation of a new POS/Inventory system.

     Net cash used for financing activities was $0.1 million for the three months ended March 31, 2001 and $2.5 million for the three months ended April 1, 2000. Cash used in financing activities primarily relates to the repurchase of stock options for $2.4 million for the three month period ended April 1, 2000.

     The Company is pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million.

Management

     Subsequent to the end of the first quarter, there have been changes to the management team of MDC. Effective April 2, 2001, Stephen Walker, the Company's Chief Executive Officer, has left the Company to pursue other opportunities. Stephen Newton, the Company's Chief Operating Officer has been appointed Chief Executive Officer.

Forward-Looking Statements

     This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

          o anticipated growth strategies and pursuit of potential acquisition opportunities

          o    dependence upon our senior management team

          o    increased future competition

          o possibility of fluctuations in the cost of raw materials and loss of suppliers

          o    changes in economic and market conditions

          o    dependence on Sealy

          o    reliance on certain trademarks and other intellectual property

          o ability to return our stores in the Chicago and Denver markets to profitability.

     MDC undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q might not occur.


Item 3. Quantitative and Qualitative Disclosure About Market Risk


     We do not believe that we have material quantitative or qualitative market risk exposures.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        We are party to various proceedings from time to time arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        This Item is not applicable.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            --------

            None.

        (b) Reports on Form 8-K
            -------------------

            During the period covered by this report, the Company filed the following Reports on Form 8-K:

                (1) Form 8-K dated April 2, 2001, and filed with the Commission on April 10, 2001, reporting information under Items 5 and 7.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MATTRESS DISCOUNTERS CORPORATION



                              /s/ Bryan J. Flanagan
                              -----------------------------
May 15, 2001                  Name:  Bryan J. Flanagan
                              Title: Chief Financial Officer