Form 10-Q
period 2001-06-30
MATTRESS DISCOUNTERS CORP
filed 2001-08-14
CIK 1094983

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                          Commission File No. 333-95945

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

           No                                          Yes   X
              -----                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Outstanding at August 13, 2001                        Class
   ------------------------------                        -----
                100                           Common Stock, $.01 Par Value

--------------------------------------------------------------------------------

                        MATTRESS DISCOUNTERS CORPORATION
                        --------------------------------
                                TABLE OF CONTENTS
                                -----------------

                                                                                Page
                                                                                ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of December 30, 2000 and June 30, 2001 (unaudited) .............. 3

            Consolidated Statements of Operations (unaudited) for the three and six months ended July 1, 2000 and June 30, 2001 .. 4

            Consolidated Statements of Cash Flows (unaudited)
            for the six months ended July 1, 2000 and June 30, 2001 ............ 5

            Consolidated Statement of Stockholder's Equity - (unaudited)
            for the six months ended June 30, 2001 ............................. 6

            Notes to Consolidated Financial Statements (unaudited) ............. 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................................ 18

Item 3.     Quantitative and Qualitative Disclosures About Market Risks ........ 23


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings .................................................. 24

Item 2.     Changes in Securities .............................................. 24

Item 3.     Defaults upon Senior Securities .................................... 24

Item 4.     Submission of Matters to a Vote of Security Holders ................ 24

Item 5.     Other Information .................................................. 24

Item 6.     Exhibits and Reports on Form 8-K ................................... 24

Signatures ..................................................................... 25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                           December 30,     June 30,
                                                               2000           2001
                                                           -------------   -----------
                                                                           (Unaudited)
                                 ASSETS

Current assets:
     Cash and cash equivalents ...........................    $  8,195       $ 14,340
     Accounts receivable .................................       8,134          8,983
     Inventories .........................................      19,838         19,761
     Prepaid expenses and other current assets ...........         989            890
     Due from affiliate ..................................       1,907           ---
     Deferred tax asset ..................................       4,067          4,067
                                                           -------------   -----------
          Total current assets ...........................      43,130         48,041
Property and equipment, net ..............................      14,014         13,928
Debt issue costs and other assets ........................       9,846          9,416
Goodwill and other intangibles, net ......................      54,625         53,859
Deferred tax asset .......................................      87,943         94,308
                                                           -------------   -----------
          Total assets ...................................   $ 209,558       $219,552
                                                           =============   ===========

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt ...................     $   117       $ 18,319
     Accounts payable and accrued expenses ...............      46,581         48,974
                                                           -------------   -----------
          Total current liabilities ......................      46,698         67,293

Long-term debt, excluding current portion ................     133,869        133,559
Other noncurrent liabilities .............................       4,111          4,705
                                                           -------------   -----------
          Total liabilities ..............................     184,678        205,557
                                                           -------------   -----------

Stockholder's equity:
     Common stock, 3,000 authorized, 100 shares issued
        and outstanding, $0.01 per value .................         ---           ---
     Additional paid-in capital ..........................      27,014         27,014
     Accumulated deficit .................................      (2,134)       (13,019)
                                                           -------------   -----------
          Total stockholder's equity .....................      24,880         13,995
                                                           -------------   -----------
          Total liabilities and stockholder's equity .....   $ 209,558       $219,552
                                                           =============   ===========

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                  Three Months   Three Months     Six Months     Six Months
                                                     Ended          Ended           Ended          Ended
                                                 July 1, 2000   June 30, 2001    July 1, 2000  June 30, 2001
                                                 ------------   -------------    ------------  -------------
Net sales .......................................  $ 66,761       $  61,440      $ 139,163      $  121,462
Cost of sales ...................................    41,989          41,167         89,484          83,509
                                                 ------------   -------------    ------------  -------------
     Gross profit ...............................    24,772          20,273         49,679          37,953
General and administrative expenses .............    19,275          22,061         40,407          41,775
Loss on disposal of Denver assets ...............       ---           1,689            ---           1,689
Reserve for Heilig-Meyers receivable ............       ---           1,564            ---           1,564
                                                 ------------   -------------    ------------  -------------
     Income (loss) from operations ..............     5,497          (5,041)         9,272          (7,075)
Other income (expense):
     Interest income ............................       191             104            317             210
     Interest expense ...........................    (5,041)         (5,356)       (10,012)        (10,385)
                                                 ------------   -------------    ------------  -------------
Income (loss) before income taxes ...............       647         (10,293)          (423)        (17,250)
Provision for (benefit from) income taxes .......       346          (3,805)          (249)         (6,365)
                                                 ------------   -------------    ------------  -------------
     Net income (loss) ..........................   $   301       $  (6,488)      $   (174)     $  (10,885)
                                                 ============   =============    ============  =============

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Six Months     Six Months
                                                                Ended           Ended
                                                             July 1, 2000   June 30, 2001
                                                             ------------   -------------
Cash flows from operating activities:
Net loss ...................................................   $   (174)      $(10,885)
Adjustments to reconcile net loss to net cash
    provided  by (used in) operating activities:
          Depreciation and amortization ....................      2,364          2,871
          Accretion of discount on Senior Notes ............        280            315
          Amortization of debt issue costs .................        663            708
          Deferred income taxes ............................       (249)        (6,365)
          Reserve for Heilig-Meyers receivable .............         --          1,564
          Loss (gain) on disposal of assets ................        (22)         1,689
          Changes in operating assets and liabilities:
                Accounts receivable ........................     (4,736)          (849)
                Inventories ................................     (1,494)            77
                Prepaid expenses and other assets ..........        136           (161)
                Due from affiliate .........................      1,044            343
                Accounts payable and accrued expenses ......     10,061          1,071
                Other noncurrent liabilities ...............       (296)           279
                                                               --------       --------
               Net cash provided by (used in) operating
                    activities .............................      7,577         (9,343)
                                                               --------       --------
Cash flows from investing activities:
     Property and equipment expenditures ...................     (1,524)        (2,387)
     Other .................................................         54             --
                                                               --------       --------
               Net cash used in investing activities .......     (1,470)        (2,387)
                                                               --------       --------
Cash flows from financing activities:
     Borrowings under Senior Credit Facility ...............         --         18,000
     Payments on long-term debt ............................       (148)          (107)
     Payment of debt issue costs ...........................       (523)           (18)
     Repurchase of stock options ...........................     (2,700)            --
                                                               --------       --------
               Net cash provided by (used in) financing
                    activities .............................     (3,371)        17,875
                                                               --------       --------
Net increase in cash and cash equivalents ..................      2,736          6,145
Cash and cash equivalents, beginning of period .............      7,512          8,195
                                                               --------       --------
Cash and cash equivalents, end of period ...................   $ 10,248       $ 14,340
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                  Additional                     Total
                                                  ----------                     -----
                                      Common        Paid-In    Accumulated    Stockholder's
                                      ------        -------    -----------    -------------
                                       Stock        Capital       Deficit        Equity
                                       -----        -------       -------        ------
Balances as of December 30, 2000 .....$    --      $ 27,014      $ (2,134)      $ 24,880
Net loss .............................     --            --       (10,885)       (10,885)
                                      ---------------------------------------------------
Balances as of June 30, 2001 .........$    --      $ 27,014      $(13,019)      $ 13,995
                                      ===================================================

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at June 30, 2001 and December 30, 2000 include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2001, and its results of operations and cash flows for the periods presented herein. Except as discussed in Notes 5 and 6 below, all adjustments in the periods presented herein are normal and recurring in nature. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 30, 2000. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results of operations for the year ending December 29, 2001.

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

2.   Senior Credit Facility

     On August 6, 1999, the Company entered into a credit agreement with a consortium of banks (the "Senior Credit Facility"), to finance a portion of the recapitalization of the Company and to provide available borrowings for use in the normal course of business. The Senior Credit Facility provides for revolving loans for up to $20.0 million, including letters of credit of up to $5.0 million. The interest rate under the Senior Credit Facility is either: (1) the base rate, which is the higher of the prime lending rate, 1% in excess of the secondary market rate for three-month depository certificates or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate plus a margin. The margins of the loans under the Senior Credit Facility will be established and then will vary according to a pricing grid based upon the achievement of performance targets. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the revolving loans but may be reduced depending upon the achievement of performance targets, as defined by the Senior Credit Facility. There were no amounts outstanding under the Senior Credit Facility as of December 30, 2000. In April 2001, the Company borrowed $18 million under the Senior Credit Facility and such amount remained outstanding at June 30, 2001, with a weighted average interest rate of 9.5%.

     The Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and, also from excess cash flow (as defined in the Senior Credit Facility).

     T.J.B., Bedding Experts and Mattress Holdings Corporation (the Company's parent) have guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is collateralized by substantially all assets of the Company (see Note 9).

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

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the May 14th amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001. Such waiver was scheduled to expire on June 22, 2001. On June 21, 2001, an additional agreement was entered into that extended the waiver until July 9, 2001. Such waiver expired on July 9, 2001. Consequently, as of July 10, 2001, and continuing through the date of this report, the Company is not in compliance with the applicable total debt ratio and interest coverage ratio covenants contained in its existing Senior Credit Facility as of March 31, 2001 and June 30, 2001. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of the date of this report. Additionally, the Company anticipates that it will not be in compliance with the financial covenants during the remainder of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. There can be no assurance that the Company will be successful in its negotiations with its lenders. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company.

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

     Additionally, the Company had approximately $2.3 million of outstanding letters of credit at December 30, 2000 and June 30, 2001.

3.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following at December 30, 2000 and June 30, 2001:

                                              December 30,         June 30,
                                                 2000                2001
                                              -----------         -----------

       Accounts payable, trade                $   26,757          $   28,512
       Accrued salaries, taxes and benefits        4,589               3,590
       Accrued sales tax                           1,043               1,010
       Accrued interest                            8,188               8,543
       Customer deposits and layaways              3,033               3,913
       Other                                       2,971               3,406
                                              -----------         -----------
                       Total                  $   46,581          $   48,974
                                              ===========         ===========

4.   Segment Information

     The Company operates in two reportable segments, as described below:

     (a)  Retail Segment--Sale of mattresses and bedding products through 301 and 262 retail locations as of June 30, 2001 and July 1, 2000, respectively.

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

     Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table:

                                                                                     Interco.
                                                                                     --------
                       Period          Retail              Manufacturing               Elim.   Consolidated
                       ------          ------     -------------------------------      -----   ------------
                                                   Retail     External
                                                   ------     --------
                                                  Segment    Retailers      Total
                                                  -------    ---------      -----
Revenues          3 months ended:
                  --------------
                     June 30, 2001   $  61,210   $   10,240  $     230   $  10,470  $  (10,240)  $  61,440
                      July 1, 2000   $  63,220   $   10,163  $   3,541   $  13,704  $  (10,163)  $  66,761

                  6 months ended:
                  --------------
                     June 30, 2001   $ 120,237   $   18,858  $   1,225   $  20,083  $  (18,858)  $ 121,462
                      July 1, 2000   $ 126,961   $   19,784  $  12,202   $  31,986  $  (19,784)  $ 139,163



                                                                               Corporate/
                                                                               ----------
                                     Period         Retail     Manufacturing      Other      Consolidated
                                     ------         ------     -------------      -----      ------------
     Segment profit (loss)(1)   3 months ended:
                                ---------------
                                   June 30, 2001    $ (7,502)     $ 2,461        $      -      $ (5,041)
                                    July 1, 2000    $  2,802      $ 2,695        $      -      $  5,497

                                6 months ended:
                                ---------------
                                   June 30, 2001    $(11,270)     $ 4,195        $      -      $ (7,075)
                                    July 1, 2000    $  2,747      $ 6,525        $      -      $  9,272

     Depreciation and           3 months ended:
       amortization             ---------------
                                   June 30, 2001    $  1,320      $   222        $      -      $  1,542
                                    July 1, 2000    $    925      $   234        $      -      $  1,159

                                6 months ended:
                                ---------------
                                   June 30, 2001    $  2,424      $   447        $      -      $  2,871
                                    July 1, 2000    $  1,869      $   495        $      -      $  2,364

                                                                                Corporate/
                                                                                ----------
                                     Period          Retail     Manufacturing      Other     Consolidated
                                     ------          ------     -------------      -----     ------------
     Capital expenditures       3 months ended:
                                ---------------
                                   June 30, 2001    $  1,278       $   38        $       -     $   1,316
                                    July 1, 2000    $    965       $   89        $       -     $   1,054

                                6 months ended:
                                ---------------
                                   June 30, 2001    $  2,349       $   38        $       -     $   2,387
                                    July 1, 2000    $  1,375       $  149        $       -     $   1,524

     Identifiable assets (2)       June 30, 2001    $ 30,579       $3,111        $ 185,862     $ 219,552
                               December 30, 2000    $ 30,105       $3,705        $ 175,748     $ 209,558

(1)  Segment profit (loss) represents income (loss) from operations.
(2) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.

5.   Loss on Disposal of Denver Assets

     On June 18, 2001, the Company entered into an agreement whereby an unrelated third party (the "Buyer") purchased substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Additionally, the Buyer has subleased all properties currently leased by the Company in the Denver market. The effective date of the transaction was August 2, 2001. Total consideration to be received by the Company for the sale of the related assets aggregates $297 resulting in a loss on disposal of assets of $1,689. Such loss is included in the accompanying statement of operations and includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction. The Company has a continuing liability under these leases in the event the Buyer defaults on its commitment under these lease assignments. Future minimum rents associated with these leases are $472 in 2001, $898 in 2002, $756 in 2003, $439 in 2004, $320 in 2005 and $178 thereafter.

     The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three and six months ended June 30, 2001 were $832 and $1,720, respectively. Revenues for the three and six months ended July 1, 2000 were $1,142 and $2,607, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the three and six months ended June 30, 2001 were $340 and $975, respectively. The operating loss for the three and six months ended July 1, 2000 were $392 and $628, respectively.

6.   Reserve for Heilig-Meyers Receivable

     As previously disclosed, the Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company will continue to pursue its rights related to this claim, recent events have caused management to believe that the recoverability of these amounts is now uncertain. Accordingly, a charge in the amount of $1,564 was recorded during the three month period ended June 30, 2001 to establish a reserve against this outstanding receivable.

7.   New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date of the Statement. SFAS 142 is effective for the year commencing December 30, 2001. While we have not yet completed our assessment of the impact of this statement on our financial statements, adoption will result in a reduction in our amortization expense, but will have no impact on cash flow.

8.   Inventories

     Inventories are summarized as follows, as of:

                                        December 30, 2000     June 30, 2001
                                        -----------------     -------------
                                                               (Unaudited)

         Finished Goods                    $   18,235           $  18,425
         Work in Process                          199                 171
         Raw Materials                          1,404               1,165
                                           ----------           ---------
                                           $   19,838           $  19,761
                                           ==========           =========

9.   Summarized Financial Information

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

         Index to Unaudited Condensed Consolidating Information
         ------------------------------------------------------

         .  Consolidating Balance Sheets at June 30, 2001
         . Consolidating Statements of Operations for the three months ended June 30, 2001
         . Consolidating Statements of Operations for the six months ended June 30, 2001
         . Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2001
         .  Consolidating Balance Sheets at December 30, 2000
         . Consolidating Statements of Operations for the three months ended July 1, 2000
         . Consolidating Statements of Operations for the six months ended July 1, 2000
         . Condensed Consolidating Statements of Cash Flows for the six months ended July 1, 2000

                     Unaudited Consolidating Balance Sheets
                                  June 30, 2001
                                 (in thousands)

                                                     Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent         Guarantor      Consolidating      Consolidated
                                                     Company)       Subsidiaries      Adjustments          Totals
                                                   --------------   --------------  ---------------   ---------------
                     Assets
                       Cash and cash equivalents  $       14,006   $          334  $            -    $        14,340
                             Accounts receivable           5,776            3,207               -              8,983
                                     Inventories          13,592            6,306            (137)            19,761
       Prepaid expenses and other current assets             890                -               -                890
                              Due from affiliate               -                -               -                  -
                         Intercompany receivable           2,525            1,869          (4,394)                 -
                              Deferred tax asset           3,693              374               -              4,067
                                                   -------------- ---------------- ---------------- -----------------
                            Total current assets          40,482           12,090          (4,531)            48,041

                     Property and equipment, net          10,699            3,229               -             13,928
               Debt issue costs and other assets           8,718              698               -              9,416
             Goodwill and other intangibles, net          45,732            8,127               -             53,859
                      Investment in subsidiaries           2,290                -          (2,290)                 -
                              Deferred tax asset          94,150              158               -             94,308
                                                 ---------------- ---------------- ---------------- -----------------
                                    Total assets  $      202,071   $       24,302  $       (6,821)   $       219,552
                                                 ================ ================ ================ =================

            Liabilities and Stockholder's Equity

               Current portion of long-term debt  $       18,000   $          319  $            -    $        18,319
           Accounts payable and accrued expenses          33,346           15,628               -             48,974
                            Intercompany payable               -            4,531          (4,531)                 -
                                                   --------------   --------------  ---------------   ---------------
                       Total current liabilities          51,346           20,478          (4,531)            67,293

       Long-term debt, excluding current portion         133,543               16               -            133,559
                    Other noncurrent liabilities           3,187            1,518               -              4,705
                                                   --------------   --------------  ---------------   ---------------
                               Total liabilities         188,076           22,012          (4,531)           205,557
                                                   --------------   --------------  ---------------   ---------------

                           Stockholder's equity:
                                    Common stock               -                -               -                  -
                      Additional paid-in capital          27,014                -               -             27,014
         Retained earnings (accumulated deficit)         (13,019)           2,290          (2,290)           (13,019)
                                                 ---------------- ---------------- ---------------- -----------------
                      Total stockholder's equity          13,995            2,290          (2,290)            13,995
                                                 ---------------- ---------------- ---------------- -----------------
      Total liabilities and stockholder's equity  $      202,071   $       24,302  $       (6,821)   $       219,552
                                                 ================ ================ ================ =================

                Unaudited Consolidating Statements of Operations
                    For the three months ended June 30, 2001
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor     Consolidating   Consolidated
                                                      Company)     Subsidiaries    Adjustments       Totals
                                                   -------------  ------------  -------------- --------------
Net sales                                          $      42,182   $    23,098   $     (3,840)  $     61,440
Cost of sales                                             27,487        15,735         (2,055)        41,167
                                                   -------------  ------------  -------------- --------------
   Gross profit                                           14,695         7,363         (1,785)        20,273

General and administrative expenses                       17,736         7,578              -         25,314
                                                   -------------  ------------  -------------- --------------
   Loss from operations                                   (3,041)         (215)        (1,785)        (5,041)

Other income (expense):
      Interest income                                        104            -               -            104
      Interest expense                                    (5,348)           (8)             -         (5,356)
      Other, net                                             221            -            (221)             -
                                                   -------------  ------------  -------------- --------------
Loss before income taxes                                  (8,064)         (223)        (2,006)       (10,293)
Benefit from income taxes                                 (3,803)           (2)                       (3,805)
                                                   -------------  ------------  -------------- --------------
   Net loss                                        $      (4,261)   $     (221)   $    (2,006)  $     (6,488)
                                                   =============  ============  ============== ==============



                Unaudited Consolidating Statements of Operations
                     For the six months ended June 30, 2001
                                 (in thousands)

                                                       Mattress
                                                     Discounters
                                                     Corporation
                                                       (Parent       Guarantor    Consolidating   Consolidated
                                                       Company)     Subsidiaries   Adjustments       Totals
                                                    -------------  ------------  -------------- --------------
Net sales                                           $     83,605    $   44,816    $     (6,959)   $    121,462
Cost of sales                                             55,380        31,852          (3,723)         83,509
                                                    -------------  ------------  -------------- --------------
   Gross profit                                           28,225        12,964          (3,236)         37,953

General and administrative expenses                       29,988        15,040               -          45,028
                                                    -------------  ------------  -------------- --------------
   Loss from operations                                   (1,763)       (2,076)         (3,236)         (7,075)

Other income (expense):
      Interest income                                        211            (1)              -             210
      Interest expense                                   (10,368)          (17)              -         (10,385)
      Other, net                                           1,064             -          (1,064)              -
                                                    -------------  ------------  -------------- --------------
Loss before income taxes                                 (10,856)       (2,094)         (4,300)        (17,250)
Benefit from income taxes                                 (5,536)       (1,029)              -          (6,365)
                                                    -------------  ------------  -------------- --------------
   Net loss                                         $     (5,520)   $   (1,065)    $    (4,300)   $    (10,885)
                                                    =============  ============  ============== ==============


           Unaudited Condensed Consolidating Statements of Cash Flows
                     For the six months ended June 30, 2001
                                 (in thousands)

                                                                Mattress
                                                              Discounters
                                                              Corporation
                                                                (Parent      Guarantor    Consolidating   Consolidated
                                                                Company)    Subsidiaries   Adjustments       Totals
                                                            --------------  ------------  --------------  -------------
Cash provided by (used in) operating activities             $     (9,885)   $      542             -       $    (9,343)
Cash flows used in investing activities                           (1,804)         (583)            -            (2,387)
Cash flows provided by (used in) financing activities             17,909           (34)            -            17,875
                                                            --------------  ------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents               6,220           (75)            -             6,145
Cash and cash equivalents, beginning of period                     7,786           409             -             8,195
                                                            --------------  ------------  --------------  -------------
Cash and cash equivalents, end of period                    $     14,006    $      334     $       -       $    14,340
                                                            ==============  ============  ==============  =============

                     Unaudited Consolidating Balance Sheets
                                December 30, 2000
                                 (in thousands)

                                                     Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent      Guarantor    Consolidating  Consolidated
                                                     Company)     Subsidiaries   Adjustments      Totals
                                                   ------------   ------------  -------------  -------------
                     Assets

Cash and cash equivalents                            $   7,786     $     409       $      --    $   8,195
Accounts receivable                                      5,102         3,032              --        8,134
Inventories                                             13,032         7,067            (261)      19,838
Prepaid expenses and other current assets                  950            39              --          989
Due from affiliate                                       1,907            --              --        1,907
Intercompany receivable                                  3,272         1,992          (5,264)          --
Deferred tax asset                                       3,693           374              --        4,067
                                                     ---------     ---------       ---------    ---------
      Total current assets                              35,742        12,913          (5,525)      43,130

Property and equipment, net                             10,202         3,812              --       14,014
Debt issue costs and other assets                        9,503           343              --        9,846
Goodwill and other intangibles, net                     46,373         8,252              --       54,625
Investment in subsidiaries                               3,354            --          (3,354)          --
Deferred tax asset                                      87,785           158              --       87,943
                                                     ---------     ---------       ---------    ---------
      Total assets                                   $ 192,959     $  25,478       $  (8,879)   $ 209,558
                                                     =========     =========       =========    =========

      Liabilities and Stockholder's Equity

Current portion of long-term debt                    $      69     $      48       $      --    $     117
Accounts payable and accrued expenses                   32,077        14,504              --       46,581
Intercompany payable                                        --         5,525          (5,525)          --
                                                     ---------     ---------       ---------    ---------
      Total current liabilities                         32,146        20,077          (5,525)      46,698

Long-term debt, excluding current portion              133,550           319              --      133,869
Other noncurrent liabilities                             2,383         1,728              --        4,111
                                                     ---------     ---------       ---------    ---------
      Total liabilities                                168,079        22,124          (5,525)     184,678
                                                     ---------     ---------       ---------    ---------

Stockholder's equity:
  Common stock                                              --            --              --           --
  Additional paid-in capital                            27,014            --              --       27,014
  Retained earnings (accumulated deficit)               (2,134)        3,354          (3,354)      (2,134)
                                                     ---------     ---------       ---------    ---------
      Total stockholder's equity                        24,880         3,354          (3,354)      24,880
                                                     ---------     ---------       ---------    ---------
      Total liabilities and stockholder's equity $     192,959     $  25,478       $  (8,879)   $ 209,558
                                                     =========     =========       =========    =========

                Unaudited Consolidating Statements of Operations
                     For the three months ended July 1, 2000
                                 (in thousands)

                                             Mattress
                                           Discounters
                                           Corporation
                                             (Parent       Guarantor    Consolidating   Consolidated
                                             Company)    Subsidiaries    Adjustments       Totals
                                          ------------   ------------   -------------   ------------
Net sales                                   $ 45,246       $ 25,258        $ (3,743)       $ 66,761
Cost of sales                                 27,995         16,130          (2,136)         41,989
                                            --------       --------        --------        --------
   Gross profit                               17,251          9,128          (1,607)         24,772

General and administrative expenses           11,763          7,512              --          19,275
                                            --------       --------        --------        --------
   Income (loss) from operations               5,488          1,616          (1,607)          5,497

Other income (expense):
      Interest income                            191             --              --             191
      Interest expense                        (5,032)            (9)             --          (5,041)
      Other, net                                (673)            --             673              --
                                            --------       --------        --------        --------
Income (loss) before income taxes                (26)         1,607            (934)            647
Provision for (benefit from) income taxes       (588)           934              --             346
                                            --------       --------        --------        --------
   Net income (loss)                        $    562       $    673        $   (934)       $    301
                                            ========       ========        ========        ========

                Unaudited Consolidating Statements of Operations
                      For the six months ended July 1, 2000
                                 (in thousands)

                                             Mattress
                                           Discounters
                                           Corporation
                                             (Parent       Guarantor    Consolidating   Consolidated
                                             Company)    Subsidiaries    Adjustments       Totals
                                          ------------   ------------   -------------   ------------
Net sales                                   $  96,085      $  50,125      $  (7,047)       $ 139,163
Cost of sales                                  60,287         33,210         (4,013)          89,484
                                            ---------      ---------      ---------        ---------
   Gross profit                                35,798         16,915         (3,034)          49,679

General and administrative expenses            24,769         15,638             --           40,407
                                            ---------      ---------      ---------        ---------
   Income (loss) from operations               11,029          1,277         (3,034)           9,272

Other income (expense):
      Interest income                             317             --             --              317
      Interest expense                         (9,993)           (19)            --          (10,012)
      Other, net                                 (517)            --            517               --
                                            ---------      ---------      ---------        ---------
Loss before income taxes                          836          1,258         (2,517)            (423)
Provision for (benefit from) income taxes        (989)           740             --             (249)
                                            ---------      ---------      ---------        ---------
   Net loss                                 $   1,825      $     518      $  (2,517)       $    (174)
                                            =========      =========      =========        =========

           Unaudited Condensed Consolidating Statements of Cash Flows
                      For the six months ended July 1, 2000
                                 (in thousands)

                                                         Mattress
                                                       Discounters
                                                       Corporation
                                                         (Parent       Guarantor    Consolidating   Consolidated
                                                         Company)    Subsidiaries    Adjustments       Totals
                                                      ------------   ------------   -------------   ------------
Cash provided by (used in) operating activities        $  6,839        $    738            --         $  7,577
Cash flows used in investing activities                    (668)           (802)           --           (1,470)
Cash flows used in financing activities                  (3,353)            (18)           --           (3,371)
                                                       --------        --------        --------       --------
Net increase (decrease) in cash and cash equivalents      2,818             (82)           --            2,736
Cash and cash equivalents, beginning of period            6,888             624            --            7,512
                                                       --------        --------        --------       --------
Cash and cash equivalents, end of period               $  9,706        $    542         $  --         $ 10,248
                                                       ========        ========        ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

     Mattress Discounters Corporation ("MDC" or the "Company") operates in two segments: mattress retailing and mattress manufacturing. As of June 30, 2001, we operated our retail business through a nationwide network of 301 stores in 15 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand and for sale to external retailers under separate brands.

Results of Operations

     The following discussion compares our results of operations for the three months ended June 30, 2001 to the three months ended July 1, 2000. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.

                                     Three Months              Three Months
                                         Ended       % of         Ended       % of
                                     July 1, 2000    Sales    June 30, 2001   Sales
                                     ---------------------    ----------------------
Net sales                               $ 66,761    100.0%      $ 61,440      100.0%
Cost of sales                             41,989     62.9         41,167       67.0
                                        --------    -----       --------      -----
   Gross profit                           24,772     37.1         20,273       33.0

General and administrative expenses       19,275     28.9         22,061       35.9
Loss on disposal of Denver assets             --     --            1,689        2.7
Write-off of Heilig-Meyers receivable         --     --            1,564        2.6
                                        --------    -----       --------      -----
   Income (loss) from operations           5,497      8.2         (5,041)      (8.2)
Other income (expense):
    Interest income                          191      0.3            104        0.2
    Interest expense                      (5,041)    (7.5)        (5,356)      (8.7)
                                        --------    -----       --------      -----
Income (loss) before provision for
   (benefit from) income taxes               647      1.0        (10,293)     (16.7)
Provision for (benefit from) income                                            (6.1)
   taxes                                     346     (0.5)        (3,805)
                                        --------    -----       --------      -----
Net income (loss)                       $    301      0.5%      $ (6,488)     (10.6)%
                                        ========    =====       ========      =====


Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

     Net sales: The Company's net sales for the three months ended June 30, 2001 decreased $5.4 million to $61.4 million from $66.8 million for the three months ended July 1, 2000. The decrease in sales is primarily due to the overall decline in mattress sales throughout the industry. The decrease represents a $2.0 million, or 3.2% decrease in our retail net sales coupled with a decrease of $3.3 million, or 93.5% in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $61.2 million, $10.2 million, and $0.2 million, respectively, in the three months ended June 30, 2001, and $63.2 million, $10.2 million and $3.5 million, respectively, in the three months ended July 1, 2000.

     Overall, MDC's retail sales for the three months ended June 30, 2001 decreased $2.0 million or 3.2%. The decrease in retail sales for the three months ended June 30, 2001 is attributable to (a) a $7.0 million decrease in comparable store sales offset by (b) a $5.0 million net increase resulting from net new store openings since July 1, 2000. Comparable store sales declines were reflected throughout all of our markets. Management continues to pursue initiatives to improve the operating performance of the retail stores.

     Net sales generated by the Company's manufacturing operations during the three months ended June 30, 2001, decreased $2.2 million to $10.5 million from $13.7 million for the three months ended July 1, 2000. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $0.2 million from $3.5 million. The decrease in external net sales of our manufacturing operations is due to lower sales to Heilig-Meyers. Heilig-Meyers is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code (see below for further discussion of this matter).

     Effective August 2, 2001, the Company has closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three months ended June 30, 2001 and July 1, 2000 were $832 and $1,142, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the three months ended June 30, 2001 and July 1, 2000 were $340 and $392, respectively. See Loss on disposal of Denver assets for further discussion of this transaction.

     Gross profit: Gross profit for the three months ended June 30, 2001 decreased $4.5 million or 18.1% to $20.3 million from $24.8 million for the three months ended July 1, 2000. The decrease in gross profit percentage is primarily attributable to higher occupancy costs as a result of additional store openings in relation to lower sales volumes in the current period coupled with a decrease in purchase discounts taken during the current period. As of June 30, 2001, 301 stores were in operation compared to 262 stores operating as of July 1, 2000.

     General and administrative expenses: General and administrative expenses for the three months ended June 30, 2001 increased $2.8 million or 14.5% to $22.1 million from $19.3 million for the three months ended July 1, 2000. As a percentage of net sales, general and administrative expenses were 35.9% in the three months ended June 30, 2001, compared to 28.9% in the three months ended July 1, 2000. The increase in general and administrative expenses is primarily due to increased payroll costs, increased advertising expenditures and additional reserves recorded for bad debts and workers' compensation claims.

     Loss on disposal of Denver assets: During the quarter ended June 30, 2001, the Company entered into an agreement to sell substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Total consideration to be received by the Company for the sale of the related assets aggregates $297 resulting in a loss on disposal of assets of $1,689. Such loss includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction.

     Reserve for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company will continue to pursue its rights related to this claim, recent events have caused management to believe that the recoverability of these amounts is now uncertain. Accordingly, a charge in the amount of $1,564 was recorded during the three month period ended June 30, 2001 to establish a reserve against this outstanding receivable.

     Interest expense: Interest expense for the three months ended June 30, 2001 and July 1, 2000 was $5.4 million and $5.0 million, respectively. The increase in interest expense is due to the interest on the $18.0 million incremental borrowings under the Company's Senior Credit Facility in April 2001.

     Provision for (benefit from) income taxes: The effective income tax rate for the three months ended June 30, 2001, was 37.0% compared to 53.5% for the three months ended July 1, 2000. The Company's effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization. The decrease in the effective income tax rate during the three months ended June 30, 2001, is a result of the amount of non-deductible expenses relative to the pretax loss.

     Net income (loss): Primarily as a result of the reasons discussed above, net loss was $6.5 million or 10.6% of net sales in the three months ended June 30, 2001, as compared to net income of $0.3 million or 0.5% of net sales in the three months ended July 1, 2000.

     The following discussion compares our results of operations for the six months ended June 30, 2001 to the six months ended July 1, 2000. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.

                                                     Six Months                   Six Months
                                                       Ended        % of            Ended        % of
                                                   July 1, 2000     Sales       June 30, 2001     Sales
                                                 --------------------------   --------------------------
     Net sales                                      $  139,163      100.0 %     $   121,462      100.0 %
     Cost of sales                                      89,484       64.3            83,509       68.8
                                                    ----------      -----       -----------      -----
        Gross profit                                    49,679       35.7            37,953       31.2

     General and administrative expenses                40,407       29.0            41,775       34.4
     Loss on disposal of Denver assets                     ---        ---             1,689        1.4
     Write-off of Heilig-Meyers receivable                 ---        ---             1,564        1.3
                                                    ----------      -----       -----------      -----
        Income (loss) from operations                    9,272        6.7            (7,075)      (5.9)
     Other income (expense):
         Interest income                                   317        0.2               210        0.2
         Interest expense                              (10,012)      (7.2)          (10,385)      (8.5)
                                                    ----------      -----       -----------      -----
     Loss before benefit from income taxes                (423)      (0.3)          (17,250)     (14.2)

     Benefit from income taxes                            (249)      (0.2)           (6,365)      (5.2)
                                                    ----------      -----       -----------      -----
     Net loss                                       $     (174)      (0.1) %    $   (10,885)      (9.0) %
                                                    ==========      =====       ===========      =====

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

     Net sales: The Company's net sales for the six months ended June 30, 2001 decreased $17.7 million to $121.5 million from $139.2 million for the six months ended July 1, 2000. The decrease in sales is primarily due to the overall decline in mattress sales throughout the industry. The decrease represents a $6.7 million, or 5.3% decrease in our retail net sales coupled with a decrease of $11.0 million, or 90.0% in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $120.2 million, $18.9 million, and $1.2 million, respectively, in the six months ended June 30, 2001, and $127.0 million, $19.8 million and $12.2 million, respectively, in the six months ended July 1, 2000.

     Overall, MDC's retail sales for the six months ended June 30, 2001 decreased $6.7 million or 5.3%. The decrease in retail sales for the six months ended June 30, 2001 is attributable to (a) a $16.8 million decrease in comparable store sales offset by (b) a $10.1 million net increase resulting from net new store openings since July 1, 2000. Comparable store sales declines were reflected throughout all of our markets nationwide. Management continues to pursue initiatives to improve the operating performance of the retail stores.

     Net sales generated by the Company's manufacturing operations during the six months ended June 30, 2001, decreased $11.9 million to $20.1 million from $32.0 million for the six months ended July 1, 2000. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $1.2 million from $12.2 million. The decrease in external net sales of our manufacturing operations is due to lower sales to Heilig-Meyers. Heilig-Meyers is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code (see further discussion of this matter below).

     Effective August 2, 2001, the Company has closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the six months ended June 30, 2001 and July 1, 2000 were $1,720 and $2,607, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the six months ended June 30, 2001 and July 1, 2000 were $975 and $628, respectively. See Loss on disposal of Denver assets for further discussion of this transaction.

     Gross profit: Gross profit for the six months ended June 30, 2001 decreased $11.7 million or 23.6% to $38.0 million from $49.7 million for the six months ended July 1, 2000. The decrease in gross profit percentage is primarily attributable to higher occupancy costs as a result of additional store openings in relation to lower sales volumes in the current period coupled with a decrease in purchase discounts taken during the current six-month period.

     General and administrative expenses: General and administrative expenses for the six months ended June 30, 2001 increased $1.4 million or 3.4% to $41.8 million from $40.4 million for the six months ended July 1, 2000. As a percentage of net sales, general and administrative expenses were 34.4% in the six months ended June 30, 2001, compared to 29.0% in the six months ended July 1, 2000. The increase in general and administrative expenses is primarily due to increased advertising expenditures and additional reserves recorded for bad debts and workers' compensation claims.

     Loss on disposal of Denver assets: During the period ended June 30, 2001, the Company entered into an agreement to sell substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Total consideration to be received by the Company for the sale of the related assets aggregates $297 resulting in a loss on sale of assets of $1,689. Such loss includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction.

     Reserve for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company will continue to pursue its rights related to this claim, recent events have caused management to believe that the recoverability of these amounts is now uncertain. Accordingly, a charge in the amount of $1,564 was recorded during the month period ended June 30, 2001 to establish a reserve against this outstanding receivable.

     Interest expense: Interest expense for the six months ended June 30, 2001 and July 1, 2000 was $10.4 million and $10.0 million, respectively. The increase in interest expense is due to the interest on the $18.0 million incremental borrowings under the Company's Senior Credit Facility in April 2001.

     Provision for (benefit from) income taxes: The effective income tax rate for the six months ended June 30, 2001, was 36.9% compared to 58.9% for the six months ended July 1, 2000. The Company's effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization. The decrease in the effective income tax rate during the six months ended June 30, 2001, is a result of the amount of non-deductible expenses relative to the pretax loss.

     Net loss: Primarily as a result of the reasons discussed above, net loss increased to $10.9 million or 9.0% of net sales in the six months ended June 30, 2001, from $0.2 million or 0.1% of net sales in the six months ended July 1, 2000.

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

     At December 30, 2000, there were no amounts outstanding under the Senior Credit Facility. In April 2001, the Company borrowed $18 million under the Senior Credit Facility and such amount remained outstanding at June 30, 2001 with a weighted average interest rate of 9.5%. Cash and cash equivalents at December 30, 2000 and June 30, 2001 were approximately $8.2 million and $14.3 million, respectively.

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

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the May 14th amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001. Such waiver was scheduled to expire on June 22, 2001. On June 21, 2001, an additional agreement was entered into that extended the waiver until July 9, 2001. Such waiver expired on July 9, 2001. Consequently, as of July 10, 2001, and continuing through the date of this report, the Company is not in compliance with the applicable total debt ratio and interest coverage ratio covenants contained in its existing Senior Credit Facility as of March 31, 2001 and June 30, 2001. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of the date of this report. Additionally, the Company anticipates that it will not be in compliance with the financial covenants during the remainder of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. There can be no assurance that the Company will be successful in its negotiations with its lenders. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company.

     In the event the Company and the lenders are able to satisfactorily amend the financial covenants under the Senior Credit Facility, the Company believes that funds generated from operations, together with borrowings under the Senior Credit Facility, should be sufficient to finance its current operations, debt service requirements and planned capital expenditures for at least the next twelve months. Alternatively, the Company may be able to satisfy its liquidity needs by arranging for alternative financing, although no assurances can be given in that regard.

     At December 30, 2000 and June 30, 2001, the Company had approximately $2.3 million of outstanding letters of credit.

     Net cash used in operating activities for the six months ended June 30, 2001 was $9.3 million, as compared to the $7.6 million of cash provided by operating activities for the six months ended July 1, 2000. The primary cause of the decreased cash flow from operations in the six month period ended June 30, 2001 is the Company's net loss of $10.9 million in the current period offset by the positive impact of the Company's working capital initiatives.

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for the six months ended June 30, 2001 and July 1, 2000 were $2.4 million and $1.5 million, respectively. The increase in spending in 2001 is primarily related to new store openings as well as to the continued implementation of a new POS/Inventory system. Through June 30, 2001, the new POS/Inventory system has been successfully implemented in the Pittsburgh, Detroit, Boston, Washington, Baltimore and Richmond markets.

     Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2001 as compared to $3.4 million used in financing activities in the six months ended July 1, 2000. Cash provided by financing activities in the six month period ended June 30, 2001 primarily related to $18.0 million in borrowings under the Company's Senior Credit Facility. Cash used in financing activities in the six month period ended July 1, 2000 primarily related to the repurchase of stock options for $2.7 million and to costs incurred in connection with the issuance of the Senior Notes.

Other Matters

     We are in the process of evaluating the recoverability of our deferred tax asset and expect our analysis to be completed by the end of the third quarter of 2001.

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

                  None.

              (b) Reports on Form 8-K

                  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MATTRESS DISCOUNTERS CORPORATION

                                                   /s/  Bryan J. Flanagan
                                            ----------------------------------
August 14, 2001                             Name:  Bryan J. Flanagan
                                            Title: Chief Financial Officer

                                                   /s/  Christopher P. Stabile
                                            ----------------------------------
                                            Name:  Christopher P. Stabile
                                            Title: Chief Accounting Officer