Form 10-Q
period 2001-09-30
MATTRESS DISCOUNTERS CORP
filed 2001-11-13
CIK 1094983

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001
                          Commission File No. 333-95945

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

                  No _________                          Yes     X
                                                            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Outstanding at November 13, 2001                           Class
       --------------------------------                           -----
                  100                          Common Stock, $.01 Par Value

================================================================================

                        MATTRESS DISCOUNTERS CORPORATION
                        --------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                    Page
                                                                                                    ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
              as of December 30, 2000 and September 29, 2001 (unaudited) ........................      3

              Consolidated Statements of Operations (unaudited)
              for the three and nine months ended September 30, 2000 and September 29, 2001 .....      4

              Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 2000 and September 29, 2001 ...............      5

              Consolidated Statement of Stockholder's Equity - (unaudited)
              for the nine months ended September 29, 2001 ......................................      6

              Notes to Consolidated Financial Statements (unaudited) ............................      7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...............................................     19

Item 3.       Quantitative and Qualitative Disclosures About Market Risks .......................     24


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings .................................................................     25

Item 2.       Changes in Securities .............................................................     25

Item 3.       Defaults upon Senior Securities ...................................................     25

Item 4.       Submission of Matters to a Vote of Security Holders ...............................     25

Item 5.       Other Information .................................................................     25

Item 6.       Exhibits and Reports on Form 8-K ..................................................     25


Signatures ......................................................................................     26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                 December 30,      September 29,
                                                                    2000               2001
                                                                 ------------      -------------
                                                                                    (Unaudited)
                            ASSETS

Current assets:
     Cash and cash equivalents ..............................    $      8,195      $       5,241
     Accounts receivable ....................................           8,134              6,828
     Inventories ............................................          19,838             19,184
     Prepaid expenses and other current assets ..............             989              2,506
     Due from Heilig-Meyers .................................           1,907                 --
     Deferred tax asset .....................................           4,067                 --
                                                                 ------------      -------------
          Total current assets ..............................          43,130             33,759
Property and equipment, net .................................          14,014             13,135
Debt issue costs and other assets ...........................           9,846              9,078
Goodwill and other intangibles, net .........................          54,625             54,203
Deferred tax asset ..........................................          87,943                 --
                                                                 ------------      -------------
          Total assets ......................................    $    209,558      $     110,175
                                                                 ============      =============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt ......................    $        117      $      18,324
     Accounts payable and accrued expenses ..................          46,581             42,675
                                                                 ------------      -------------
          Total current liabilities .........................          46,698             60,999

Long-term debt, excluding current portion ...................         133,869            134,023
Other noncurrent liabilities ................................           4,111              4,099
                                                                 ------------      -------------
          Total liabilities .................................         184,678            199,121
                                                                 ------------      -------------

Stockholder's equity:
     Common stock, 3,000 authorized, 100 shares issued
        and outstanding, $0.01 par value ....................             ---                ---
     Additional paid-in capital .............................          27,014             27,014
     Accumulated deficit ....................................          (2,134)          (115,960)
                                                                 ------------      -------------
          Total stockholder's equity ........................          24,880            (88,946)
                                                                 ------------      -------------
          Total liabilities and stockholder's equity ........    $    209,558      $     110,175
                                                                 ============      =============

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                           Three Months       Three Months       Nine Months         Nine Months
                                               Ended              Ended             Ended               Ended
                                           September 30,      September 29,     September 30,       September 29,
                                               2000               2001              2000                2001
                                           ------------       ------------     --------------     --------------
Net sales .............................    $     73,367       $     69,092     $      212,530     $      190,554
Cost of sales .........................          45,568             45,085            135,052            128,594
                                           ------------       ------------     --------------     --------------
     Gross profit .....................          27,799             24,007             77,478             61,960

General and administrative expenses ...          20,017             22,738             60,423             64,513
Loss on disposal of Denver assets .....             ---                ---                ---              1,689
Reserve for Heilig-Meyers receivable ..             ---                ---                ---              1,564
                                           ------------       ------------     --------------     --------------
     Income (loss) from operations ....           7,782              1,269             17,055             (5,806)
Other income (expense):
        Interest income ...............             172                 78                489                288
        Interest expense ..............          (4,996)            (5,304)           (15,008)           (15,689)
                                           ------------       ------------     --------------     --------------
Income (loss) before income taxes .....           2,958             (3,957)             2,536            (21,207)

Provision for income taxes ............           1,830             98,984              1,582             92,619
                                           ------------       ------------     --------------     --------------
     Net income (loss) ................    $      1,128       $   (102,941)    $          954     $     (113,826)
                                           ============       ============     ==============     ==============

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Nine Months             Nine Months
                                                                                            Ended                   Ended
                                                                                        September 30,           September 29,
                                                                                            2000                    2001
                                                                                      ---------------           -------------
Cash flows from operating activities:
Net income (loss) .................................................................   $           954           $    (113,826)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
          Depreciation and amortization ...........................................             3,542                   4,338
          Accretion of discount on Senior Notes ...................................               427                     474
          Amortization of debt issue costs ........................................             1,017                   1,036
          Deferred income taxes ...................................................             1,582                  92,010
          Reserve for Heilig-Meyers receivable ....................................               ---                   1,564
          Loss (gain) on disposal of assets .......................................               (23)                  1,732
          Changes in operating assets and liabilities:
                Accounts receivable ...............................................              (800)                  1,306
                Inventories .......................................................            (3,006)                    654
                Prepaid expenses and other assets .................................              (151)                 (1,767)
                Due from Heilig-Meyers ............................................             1,238                     343
                Accounts payable and accrued expenses .............................             7,749                  (5,704)
                Other noncurrent liabilities ......................................              (482)                    (12)
                                                                                      ---------------           -------------
                    Net cash provided by (used in) operating activities ...........            12,047                 (17,852)
                                                                                      ---------------           -------------
Cash flows from investing activities:
     Property and equipment expenditures ..........................................            (3,329)                 (3,268)
     Other ........................................................................                24                     297
                                                                                      ---------------           -------------
                    Net cash used in investing activities .........................            (3,305)                 (2,971)
                                                                                      ---------------           -------------
Cash flows from financing activities:
     Borrowings under Senior Credit Facility ......................................               ---                  18,000
     Payments on long-term debt ...................................................              (176)                   (113)
     Payment of debt issue costs ..................................................              (725)                    (18)
     Repurchase of stock options ..................................................            (2,831)                    ---
                                                                                      ---------------           -------------
                    Net cash provided by (used in) financing activities ...........            (3,732)                 17,869
                                                                                      ---------------           -------------

Net increase (decrease) in cash and cash equivalents ..............................             5,010                  (2,954)
Cash and cash equivalents, beginning of period ....................................             7,512                   8,195
                                                                                      ---------------           -------------
Cash and cash equivalents, end of period...........................................   $        12,522           $       5,241
                                                                                      ===============           =============

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                        Additional                                 Total
                                                    Common               Paid-In       Accumulated              Stockholder's
                                                     Stock               Capital         Deficit                   Equity
                                                    -------------------------------------------------------------------------
Balances as of December 30, 2000 ................   $   --           $  27,014           $  (2,134)           $  24,880
Net loss ........................................       --                  --            (113,826)            (113,826)
                                                    ------------------------------------------------------------------------

Balances as of September 29, 2001 ...............   $   --           $  27,014           $(115,960)           $ (88,946)
                                                    ========================================================================

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at September 29, 2001 and December 30, 2000 include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

     The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 29, 2001, and its results of operations and cash flows for the periods presented herein. Except as discussed in Notes 5, 6 and 9 below, all adjustments in the periods presented herein are normal and recurring in nature. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 30, 2000. The results of operations for the three and nine-month periods ended September 29, 2001 are not necessarily indicative of the results of operations for the year ending December 29, 2001.

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

2.   Senior Credit Facility

     On August 6, 1999, the Company entered into a credit agreement with a consortium of banks (the "Senior Credit Facility"), to finance a portion of the recapitalization of the Company and to provide available borrowings for use in the normal course of business. The Senior Credit Facility provides for revolving loans for up to $20.0 million, including letters of credit of up to $5.0 million. The interest rate under the Senior Credit Facility is either: (1) the base rate, which is the higher of the prime lending rate, 1% in excess of the secondary market rate for three-month depository certificates or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate plus a margin. The margins of the loans under the Senior Credit Facility will be established and then will vary according to a pricing grid based upon the achievement of performance targets. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Senior Credit Facility, but may be reduced depending upon the achievement of performance targets, as defined by the Senior Credit Facility. There were no amounts outstanding under the Senior Credit Facility as of December 30, 2000. In April 2001, the Company borrowed $18 million under the Senior Credit Facility and such amount remained outstanding at September 29, 2001, with a weighted average interest rate of 9.3%.

     The Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and, also from excess cash flow (as defined in the Senior Credit Facility).

     T.J.B., Bedding Experts and Mattress Holding Corporation (the Company's parent) have guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is collateralized by substantially all assets of the Company (see Note 10).

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

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the May 14/th/ amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001. Such waiver was scheduled to expire on June 22, 2001. On June 21, 2001, an additional agreement was entered into that extended the waiver until July 9, 2001. Such waiver expired on July 9, 2001. Consequently, as of July 10, 2001, and continuing through the date of this report, the Company is not in compliance with the applicable total debt ratio and interest coverage ratio covenants contained in its existing Senior Credit Facility as of March 31, 2001, June 30, 2001 and September 29, 2001. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of the date of this report. Additionally, the Company anticipates that it will not be in compliance with the financial covenants during the remainder of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. There can be no assurance that the Company will be successful in its negotiations with its lenders. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company. As a result of the noncompliance with the financial covenants, amounts outstanding under the Senior Credit Facility are classified as current liabilities as of September 29, 2001.

     In the event the Company and the bank group are able to satisfactorily amend the financial covenants under the Senior Credit Facility, the Company believes that funds generated from operations, together with borrowings under the Senior Credit Facility and arranging for alternative financing, should be sufficient to finance its current operations, debt service requirements and planned capital expenditures for at least the next twelve months. The Company anticipates that it will require additional financing in excess of the $20.0 million currently provided for by the existing Senior Credit Facility. However, no assurances can be given that the Company will be able to arrange for such additional financing.

     Additionally, the Company had approximately $2.3 million of outstanding letters of credit at December 30, 2000 and September 29, 2001.

3.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of the following at:

                                                          December 30,             September 29,
                                                              2000                     2001
                                                          ------------             ------------
         Accounts payable, trade                         $     26,757              $     27,941
         Accrued salaries, taxes and benefits                   4,589                     2,343
         Accrued sales tax                                      1,043                     1,331
         Accrued interest                                       8,188                     3,696
         Customer deposits and layaways                         3,033                     3,731
         Other                                                  2,971                     3,633
                                                         ------------              ------------
                Total                                    $     46,581              $     42,675
                                                         ============              ============

4.   Segment Information

     The Company operates in two reportable segments, as described below:

     (a) Retail Segment--Sale of mattresses and bedding products through 289 and
                         283 retail locations as of September 29, 2001 and September 30, 2000, respectively.

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

     Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table:

                                                                                           Interco.
                                                                                           --------
                        Period               Retail               Manufacturing              Elim.      Consolidated
                        ------               ------               -------------              -----      ------------
                                                         Retail     External
                                                         ------     --------
                                                        Segment     Retailers    Total
                                                        -------     ---------    -----
     Net Sales          3 months ended:
                        --------------
                     September 29, 2001     $ 68,916    $ 9,614      $   176    $ 9,790    $ (9,614)        $ 69,092
                     September 30, 2000       71,975     11,075        1,392     12,467     (11,075)          73,367

                        9 months ended:
                        --------------
                     September 29, 2001      189,153     28,472        1,401     29,873     (28,472)         190,554
                     September 30, 2000      198,684     30,639       13,846     44,485     (30,639)         212,530

                                                                                         Corporate/
                                                                                         ----------
                                           Period               Retail    Manufacturing    Other      Consolidated
                                           ------               ------    -------------    -----      ------------
     Segment profit (loss)/(1)/            3 months ended:
                                           --------------
                                        September 29, 2001     $   (711)       $  1,980  $       -        $  1,269
                                        September 30, 2000        5,062           2,720          -           7,782

                                           9 months ended:
                                           --------------
                                        September 29, 2001      (11,981)          6,175          -          (5,806)
                                        September 30, 2000        7,809           9,246          -          17,055

     Identifiable assets/(2)/           September 29, 2001       29,384           2,935     77,856         110,175
                                         December 30, 2000       30,105           3,705    175,748         209,558

     (1) Segment profit (loss) represents income (loss) from operations.
     (2) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other.

5.   Loss on Disposal of Denver Assets

     On June 18, 2001, the Company entered into an agreement whereby an unrelated third party (the "Buyer") purchased substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Additionally, the Buyer has subleased all properties currently leased by the Company in the Denver market. The effective date of the transaction was August 2, 2001. Total consideration received by the Company for the sale of the related assets aggregated $297 resulting in a loss on disposal of assets of $1,689. Such loss is included in the accompanying statement of operations and includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction. The Company has a continuing liability under these leases in the event the Buyer defaults on its commitment under these lease assignments. Future minimum rents associated with these leases are $249 in 2001, $898 in 2002, $756 in 2003, $439 in 2004, $320 in 2005
     and $178 thereafter. The Company has received $350 in escrow funds from the Buyer that can be used to offset any lease liability that may result from the Buyer's breach of contract.

     The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three and nine months ended September 29, 2001 were $171 and $1,891, respectively. Revenues for the three and nine months ended September 30, 2000 were $1,318 and $3,925, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the three and nine months ended September 29, 2001 were $188 and $1,163, respectively. The operating loss for the three and nine months ended September 30, 2000 were $368 and $996, respectively.

6.   Reserve for Heilig-Meyers Receivable

     As previously disclosed, the Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company will continue to pursue its rights related to this claim, events occurring in the second quarter of 2001 caused management to believe that the recoverability of these amounts was uncertain. Accordingly, a charge in the amount of $1,564 was recorded during the second quarter of 2001 to establish a reserve against this outstanding receivable.

7.   New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after September 29, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 29, 2001. The Company does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date of the Statement. SFAS 142 is effective for the year commencing December 30, 2001. While we have not yet completed our assessment of the impact of this statement on our financial statements, adoption will result in a reduction in our amortization expense, but will have no impact on cash flow.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes FASB Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinue operations) and consequently amends APB 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the year commencing December 30, 2001. The Company does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

8.   Inventories

     Inventories are summarized as follows, as of:


                                            December 30,           September 29,
                                                2000                   2001
                                            ------------           ------------
                                                                   (Unaudited)

        Finished Goods                      $     18,235           $     17,957
        Work in Process                              199                    166
        Raw Materials                              1,404                  1,061
                                            ------------           ------------
                                            $     19,838           $     19,184
                                            ============           ============


9.   Deferred Tax Asset Valuation Allowance

     During the quarter ended September 29, 2001, events and circumstances caused the Company to reevaluate the recoverability of its deferred tax assets. Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, a 100% valuation allowance has been established against the deferred tax assets. As a result, a non-cash charge in the aggregate amount of $99.0 million has been recorded during the three month period ended September 29, 2001, inclusive of $0.5 million related to state tax liabilities incurred by the Company. Such charge is reflected in the provision for income taxes in the accompanying statement of operations.

     The deferred tax assets primarily relate to net operating loss carryforwards and future goodwill amortization deductions. The future utilization of these tax assets is dependent upon the generation of future taxable income. The recording of the deferred tax asset valuation allowance for financial reporting purposes does not have any impact on the Company's right to offset future taxable income.

10.  Summarized Financial Information

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

          Index to Unaudited Condensed Consolidating Information
          ------------------------------------------------------

          .    Consolidating Balance Sheets at September 29, 2001
          .    Consolidating Statements of Operations for the three months ended
               September 29, 2001
          .    Consolidating Statements of Operations for the nine months ended
               September 29, 2001
          .    Condensed Consolidating Statements of Cash Flows for the nine months ended September 29, 2001
          .    Consolidating Balance Sheets at December 30, 2000
          .    Consolidating Statements of Operations for the three months ended
               September 30, 2000
          .    Consolidating Statements of Operations for the nine months ended
               September 30, 2000
          .    Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2000

                     Unaudited Consolidating Balance Sheets
                               September 29, 2001
                                 (in thousands)

                                                        Mattress
                                                      Discounters
                                                      Corporation
                                                        (Parent         Guarantor      Consolidating        Consolidated
                                                       Company)       Subsidiaries       Adjustments           Totals
                                                     ------------     -------------   ---------------      ------------
               Assets
                 Cash and cash equivalents           $      4,912     $         329   $            --      $      5,241
                       Accounts receivable                  4,540             2,288                --             6,828
                               Inventories                 13,159             6,285              (260)           19,184
 Prepaid expenses and other current assets                  2,506                                                 2,506
                   Intercompany receivable                  3,664             3,818            (7,482)               --
                                                     ------------     -------------   ---------------      ------------
                      Total current assets                 28,781            12,720            (7,742)           33,759

               Property and equipment, net                 10,109             3,026                --            13,135
         Debt issue costs and other assets                  8,088               990                --             9,078
       Goodwill and other intangibles, net                 46,138             8,065                --            54,203
                Investment in subsidiaries                  1,899                --            (1,899)               --
                                                     ------------     -------------   ---------------      ------------
                              Total assets           $     95,015     $      24,801   $        (9,641)     $    110,175
                                                     ============     =============   ===============      ============

      Liabilities and Stockholder's Equity
         Current portion of long-term debt           $     18,000     $         324   $            --      $     18,324
     Accounts payable and accrued expenses                 28,694            13,981                --            42,675
                      Intercompany payable                                    7,742            (7,742)               --
                                                     ------------     -------------   ---------------      ------------
                 Total current liabilities                 46,694            22,047            (7,742)           60,999

 Long-term debt, excluding current portion                134,023                --                --           134,023
              Other noncurrent liabilities                  3,244               855                --             4,099
                                                     ------------     -------------   ---------------      ------------
                         Total liabilities                183,961            22,902            (7,742)          199,121
                                                     ------------     -------------   ---------------      ------------

                     Stockholder's equity:
                              Common stock                     --                --                --                --
                Additional paid-in capital                 27,014                --                --            27,014
   Retained earnings (accumulated deficit)               (115,960)            1,899            (1,899)         (115,960)
                                                     ------------     -------------   ---------------      ------------
                Total stockholder's equity                (88,946)            1,899            (1,899)          (88,946)
                                                     ------------     -------------   ---------------      ------------
Total liabilities and stockholder's equity           $     95,015     $      24,801   $        (9,641)     $    110,175
                                                     ============     =============   ===============      ============

                Unaudited Consolidating Statements of Operations
                  For the three months ended September 29, 2001
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor      Consolidating   Consolidated
                                                      Company)     Subsidiaries     Adjustments       Totals
                                                    -------------  ------------   --------------   ------------
Net sales                                           $      47,430  $     25,166   $       (3,504)  $     69,092
Cost of sales                                              30,246        16,682           (1,843)        45,085
                                                    -------------  ------------   --------------   ------------
   Gross profit                                            17,184         8,484           (1,661)        24,007

General and administrative expenses                        14,900         7,838               --         22,738
                                                    -------------  ------------   --------------   ------------
   Income (loss) from operations                            2,284           646           (1,661)         1,269

Other income (expense):
      Interest income                                          77             1               --             78
      Interest expense                                     (5,296)           (8)              --         (5,304)
      Other, net                                              391            --             (391)            --
                                                    -------------  ------------   --------------   ------------
Income (loss) before income taxes                          (2,544)          639           (2,052)        (3,957)
Provision for income taxes                                 97,955         1,029               --         98,984
                                                    -------------  ------------   --------------   ------------
   Net loss                                         $    (100,499) $       (390)  $      (2,052)  $   (102,941)
                                                    =============  ============   ==============   ============

                Unaudited Consolidating Statements of Operations
                  For the nine months ended September 29, 2001
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor     Consolidating    Consolidated
                                                      Company)     Subsidiaries    Adjustments        Totals
                                                    -------------  ------------   --------------   ------------
Net sales                                           $     131,035  $     69,982   $      (10,463)  $    190,554
Cost of sales                                              85,626        48,534           (5,566)       128,594
                                                    -------------  ------------   --------------   -------------
   Gross profit                                            45,409        21,448           (4,897)        61,960

General and administrative expenses                        44,888        22,878               --         67,766
                                                    -------------  ------------   --------------   ------------
   Income (loss) from operations                              521        (1,430)          (4,897)        (5,806)

Other income (expense):
      Interest income                                         288            --               --            288
      Interest expense                                    (15,664)          (25)              --        (15,689)
      Other, net                                            1,455            --           (1,455)            --
                                                    -------------  ------------   --------------   ------------
Loss before income taxes                                  (13,400)       (1,455)          (6,352)       (21,207)
Provision for income taxes                                 92,619            --               --         92,619
                                                    -------------  ------------   --------------   ------------
   Net loss                                         $    (106,019) $     (1,455)  $       (6,352)  $   (113,826)
                                                    =============  ============   ==============   ============

           Unaudited Condensed Consolidating Statements of Cash Flows
                  For the nine months ended September 29, 2001
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor    Consolidating   Consolidated
                                                      Company)     Subsidiaries   Adjustments       Totals
                                                    -----------    ------------  -------------   ------------
Cash provided by (used in) operating activities     $   (18,564)   $        712  $          --   $    (17,852)
Cash flows used in investing activities                  (2,222)           (749)            --         (2,971)
Cash flows provided by (used in) financing
activities                                               17,912             (43)            --         17,869
                                                    -----------    ------------  -------------   ------------
Net decrease in cash and cash equivalents                (2,874)            (80)            --         (2,954)
Cash and cash equivalents, beginning of period            7,786             409             --          8,195
                                                    -----------    ------------  -------------   ------------
Cash and cash equivalents, end of period            $     4,912    $        329  $          --   $      5,241
                                                    ===========    ============  =============   ============

                     Unaudited Consolidating Balance Sheets
                                December 30, 2000
                                 (in thousands)

                                                            Mattress
                                                           Discounters
                                                           Corporation
                                                             (Parent         Guarantor       Consolidating      Consolidated
                                                            Company)       Subsidiaries       Adjustments          Totals
                                                          --------------   --------------   -------------       ------------
                     Assets
Cash and cash equivalents                                 $        7,786   $          409   $          --       $     8,195
Accounts receivable                                                5,102            3,032              --             8,134
Inventories                                                       13,032            7,067            (261)           19,838
Prepaid expenses and other current assets                            950               39              --               989
Due from Heilig-Meyers                                             1,907               --              --             1,907
Intercompany receivable                                            3,272            1,992          (5,264)               --
Deferred tax asset                                                 3,693              374              --             4,067
                                                          --------------   --------------   -------------       -----------
      Total current assets                                        35,742           12,913          (5,525)           43,130

Property and equipment, net                                       10,202            3,812              --            14,014
Debt issue costs and other assets                                  9,503              343              --             9,846
Goodwill and other intangibles, net                               46,373            8,252              --            54,625
Investment in subsidiaries                                         3,354               --          (3,354)               --
Deferred tax asset                                                87,785              158              --            87,943
                                                          --------------   --------------   -------------       -----------
      Total assets                                        $      192,959   $       25,478   $      (8,879)      $   209,558
                                                          ==============   ==============   =============       ===========

     Liabilities and Stockholder's Equity

Current portion of long-term debt                         $           69   $           48   $          --       $       117
Accounts payable and accrued expenses                             32,077           14,504              --            46,581
Intercompany payable                                                  --            5,525          (5,525)               --
                                                          --------------   --------------   -------------       -----------
      Total current liabilities                                   32,146           20,077          (5,525)           46,698

Long-term debt, excluding current portion                        133,550              319              --           133,869
Other noncurrent liabilities                                       2,383            1,728              --             4,111
                                                          --------------   --------------   -------------       -----------
      Total liabilities                                          168,079           22,124          (5,525)          184,678
                                                          --------------   --------------   -------------       -----------

Stockholder's equity:
  Common stock                                                        --               --              --                --
  Additional paid-in capital                                      27,014               --              --            27,014
  Retained earnings (accumulated deficit)                         (2,134)           3,354          (3,354)           (2,134)
                                                          --------------   --------------   -------------       -----------
      Total stockholder's equity                                  24,880            3,354          (3,354)           24,880
                                                          --------------   --------------   -------------       -----------
      Total liabilities and stockholder's equity          $      192,959   $       25,478   $      (8,879)      $   209,558
                                                          ==============   ==============   =============       ===========

                Unaudited Consolidating Statements of Operations
                  For the three months ended September 30, 2000
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor    Consolidating  Consolidated
                                                      Company)     Subsidiaries   Adjustments      Totals
                                                    -----------    ------------  -------------  ------------
Net sales                                           $    49,944    $     27,672  $      (4,249) $     73,367
Cost of sales                                            29,563          18,352         (2,347)       45,568
                                                    -----------    ------------  -------------  ------------
   Gross profit                                          20,381           9,320         (1,902)       27,799

General and administrative expenses                      12,717           7,300            ---        20,017
                                                    -----------    ------------  -------------  ------------
   Income (loss) from operations                          7,664           2,020         (1,902)        7,782

Other income (expense):
      Interest income                                       172             ---            ---           172
      Interest expense                                   (4,987)             (9)           ---        (4,996)
      Other, net                                            278             ---           (278)          ---
                                                    -----------    ------------  -------------  ------------
Income (loss) before income taxes                         3,127           2,011         (2,180)        2,958
Provision for income taxes                                1,340             490            ---         1,830
                                                    -----------    ------------  -------------  ------------
   Net income (loss)                                $     1,787    $      1,521  $      (2,180) $      1,128
                                                    ===========    ============  =============  ============

                Unaudited Consolidating Statements of Operations
                  For the nine months ended September 30, 2000
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor    Consolidating  Consolidated
                                                      Company)     Subsidiaries   Adjustments      Totals
                                                    -----------    ------------  -------------  ------------
Net sales                                           $   146,029    $     77,797  $     (11,296) $    212,530
Cost of sales                                            89,850          51,562         (6,360)      135,052
                                                    -----------    ------------  -------------  ------------
   Gross profit                                          56,179          26,235         (4,936)       77,478

General and administrative expenses                      37,486          22,937            ---        60,423
                                                    -----------    ------------  -------------  ------------
   Income (loss) from operations                         18,693           3,298         (4,936)       17,055

Other income (expense):
      Interest income                                       489             ---            ---           489
      Interest expense                                  (14,980)            (28)           ---       (15,008)
      Other, net                                           (239)            ---            239           ---
                                                    -----------    ------------  -------------  ------------
Income (loss) before income taxes                         3,963           3,270         (4,697)        2,536
Provision for income taxes                                  351           1,231            ---         1,582
                                                    -----------    ------------  -------------  ------------
   Net income (loss)                                $     3,612    $      2,039  $      (4,697) $        954
                                                    ===========    ============  =============  ============

           Unaudited Condensed Consolidating Statements of Cash Flows
                  For the nine months ended September 30, 2000
                                 (in thousands)

                                                            Mattress
                                                          Discounters
                                                          Corporation
                                                            (Parent       Guarantor    Consolidating  Consolidated
                                                            Company)     Subsidiaries   Adjustments      Totals
                                                          -----------    ------------  -------------  ------------
Cash provided by operating activities                     $    10,951    $      1,096         -       $     12,047
Cash flows used in investing activities                        (1,968)         (1,337)        -             (3,305)
Cash flows used in financing activities                        (3,707)            (25)        -             (3,732)
                                                          -----------    ------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents            5,276            (266)        -              5,010
Cash and cash equivalents, beginning of period                  6,888             624         -              7,512
                                                          -----------    ------------  -------------  ------------
Cash and cash equivalents, end of period                  $    12,164    $        358  $      -       $     12,522
                                                          ===========    ============  =============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

     Mattress Discounters Corporation ("MDC" or the "Company") operates in two segments: mattress retailing and mattress manufacturing. As of September 29, 2001, we operated our retail business through a nationwide network of 289 stores in 14 markets. Our manufacturing segment consists of three manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand and for sale to external retailers under separate brands.

Results of Operations

     The following discussion compares our results of operations for the three months ended September 29, 2001 to the three months ended September 30, 2000. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.

                                                     Three Months                         Three Months
                                                        Ended                                Ended
                                                     September 30,      % of              September 29,     % of
                                                         2000           Sales                 2001         Sales
                                                    -------------------------           ------------------------
     Net sales                                         $   73,367       100.0 %           $     69,092     100.0 %
     Cost of sales                                         45,568        62.1                   45,085      65.3
                                                    -------------------------           ------------------------
        Gross profit                                       27,799        37.9                   24,007      34.7

     General and administrative expenses                   20,017        27.3                   22,738      32.9
                                                    -------------------------           ------------------------
        Income from operations                              7,782        10.6                    1,269       1.8
     Other income (expense):
        Interest income                                       172         0.2                       78       0.1
        Interest expense                                   (4,996)       (6.8)                  (5,304)     (7.6)
                                                    -------------------------           ------------------------
     Income (loss) income taxes                             2,958         4.0                   (3,957)     (5.7)
     Provision for income taxes                             1,830         2.5                   98,984     143.3
                                                    -------------------------           ------------------------
     Net income (loss)                                 $    1,128         1.5 %           $   (102,941)   (149.0)%
                                                    =========================           ========================


Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

     Net sales: The Company's net sales for the three months ended September 29, 2001 decreased $4.3 million to $69.1 million from $73.4 million for the three months ended September 30, 2000. The decrease in sales is primarily due to the overall decline in mattress sales throughout the industry. The decrease represents a $3.1 million, or 4.3% decrease in our retail net sales coupled with a decrease of $1.2 million, or 87.4% in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $68.9 million, $9.6 million, and $0.2 million, respectively, in the three months ended September 29, 2001, and $72.0 million, $11.1 million and $1.4 million, respectively, in the three months ended September 30, 2000.

     Overall, MDC's retail sales for the three months ended September 29, 2001 decreased $3.1 million or 4.3%. The decrease in retail sales for the three months ended September 29, 2001 is attributable to (a) a $5.7 million decrease in comparable store sales offset by (b) a $2.6 million net increase resulting from net new store openings since September 30, 2000. Comparable store sales declines were reflected throughout most of our markets. Management continues to pursue initiatives to improve the operating performance of the retail stores.

     Net sales generated by the Company's manufacturing operations during the three months ended September 29, 2001, decreased $2.7 million to $9.8 million from $12.5 million for the three months ended September 30, 2000. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $0.2 million from $1.4 million. The decrease in external net sales of our manufacturing operations is due to lower sales to Heilig-Meyers. Heilig-Meyers is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code (see below for further discussion of this matter).

     Effective August 2, 2001, the Company closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three months ended September 29, 2001 and September 30, 2000 were $171 and $1,318, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the three months ended September 29, 2001 and September 30, 2000 were $188 and $368, respectively. See Loss on disposal of Denver assets for further discussion of this transaction.

     Gross profit: Gross profit for the three months ended September 29, 2001 decreased $3.8 million or 13.7% to $24.0 million from $27.8 million for the three months ended September 30, 2000. The decrease in gross profit percentage is primarily attributable to higher occupancy costs as a result of additional store openings and lower sales volumes in the current period coupled with a decrease in purchase discounts taken during the current period. As of September 29, 2001, 289 stores were in operation compared to 283 stores operating as of September 30, 2000.

     General and administrative expenses: General and administrative expenses for the three months ended September 29, 2001 increased $2.7 million or 13.5% to $22.7 million from $20.0 million for the three months ended September 30, 2000. As a percentage of net sales, general and administrative expenses were 32.9% in the three months ended September 29, 2001, compared to 27.3% in the three months ended September 30, 2000. The increase in general and administrative expenses is primarily due to increased advertising, legal and insurance costs partially offset by decreases in payroll costs.

     Interest expense: Interest expense for the three months ended September 29, 2001 and September 30, 2000 was $5.3 million and $5.0 million, respectively. The increase in interest expense is due to the interest on the $18.0 million incremental borrowings under the Company's Senior Credit Facility.

     Provision for income taxes: During the quarter ended September 29, 2001, events and circumstances caused the Company to reevaluate the recoverability of its deferred tax assets. Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, a 100% valuation allowance has been established against the deferred tax assets. As a result, a non-cash charge in the aggregate amount of $99.0 million has been recorded during the three month period ended September 29, 2001, inclusive of $0.5 million related to state tax liabilities. The effective income tax rate for the three months ended September 29, 2000 was 61.9% and differed from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

     Net income (loss): Primarily as a result of the reasons discussed above, net loss was $102.9 million in the three months ended September 29, 2001, as compared to net income of $1.1 million or 1.5% of net sales in the three months ended September 30, 2000.

     The following discussion compares our results of operations for the nine months ended September 29, 2001 to the nine months ended September 30, 2000. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.

                                                    Nine Months                       Nine Months
                                                       Ended                             Ended
                                                    September 30,    % of             September 29,    % of
                                                        2000        Sales                 2001         Sales
                                                 -------------------------          -------------------------
     Net sales                                       $  212,530      100.0 %          $    190,554      100.0 %
     Cost of sales                                      135,052       63.5                 128,594       67.5
                                                 -------------------------          -------------------------
        Gross profit                                     77,478       36.5                  61,960       32.5

     General and administrative expenses                 60,423       28.4                  64,513       33.8
     Loss on disposal of Denver assets                      ---        ---                   1,689        0.9
     Write-off of Heilig-Meyers receivable                  ---        ---                   1,564        0.8
                                                 -------------------------          -------------------------
        Income (loss) from operations                    17,055        8.1                  (5,806)      (3.0)
     Other income (expense):
        Interest income                                     489        0.2                     288        0.1
        Interest expense                                (15,008)      (7.1)                (15,689)      (8.2)
                                                 -------------------------          -------------------------
     Income (loss) before provision                       2,536        1.2                 (21,207)     (11.1)
     for income taxes
     Provision for income taxes                           1,582        0.7                  92,619       48.6
                                                 -------------------------          -------------------------
     Net loss                                        $      954        0.5 %          $   (113,826)     (59.7)%
                                                 =========================          =========================


Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales: The Company's net sales for the nine months ended September 29, 2001 decreased $21.9 million to $190.6 million from $212.5 million for the nine months ended September 30, 2000. The decrease in sales is primarily due to the overall decline in mattress sales throughout the industry. The decrease represents a $9.5 million, or 4.8 % decrease in our retail net sales coupled with a decrease of $12.4 million, 89.9% in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $189.2 million, $28.5 million, and $1.4 million, respectively, in the nine months ended September 29, 2001, and $198.7 million, $30.6 million and $13.8 million, respectively, in the nine months ended September 30, 2000.

     Overall, MDC's retail sales for the nine months ended September 29, 2001 decreased $9.5 million or 4.8%. The decrease in retail sales for the nine months ended September 29, 2001 is attributable to (a) a $22.4 million decrease in comparable store sales offset by (b) a $12.9 million net increase resulting from net new store openings since September 30, 2000. Comparable store sales declines were reflected throughout most of our markets nationwide. Management continues to pursue initiatives to improve the operating performance of the retail stores.

     Net sales generated by the Company's manufacturing operations during the nine months ended September 29, 2001, decreased $14.6 million to $29.9 million from $44.5 million for the nine months ended September 30, 2000. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $1.4 million from $13.8 million. The decrease in external net sales of our manufacturing operations is due to lower sales to Heilig-Meyers. Heilig-Meyers is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code (see further discussion of this matter below).

     Effective August 2, 2001, the Company closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the nine months ended September 29, 2001 and September 30, 2000 were $1,891 and $3,925, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the nine months ended September 29, 2001 and September 30, 2000 were $1,163 and $996, respectively. See Loss on disposal of Denver assets for further discussion of this transaction.

     Gross profit: Gross profit for the nine months ended September 29, 2001 decreased $15.5 million or 20.0% to $62.0 million from $77.5 million for the nine months ended September 30, 2000. The decrease in gross profit percentage is primarily attributable to higher occupancy costs as a result of additional store openings and lower sales volumes in the current period coupled with a decrease in purchase discounts taken during the current nine-month period.

     General and administrative expenses: General and administrative expenses for the nine months ended September 29, 2001 increased $4.1 million or 6.8% to $64.5 million from $60.4 million for the nine months ended September 30, 2000. As a percentage of net sales, general and administrative expenses were 33.8% in the nine months ended September 29, 2001, compared to 28.4% in the nine months ended September 30, 2000. The increase in general and administrative expenses is primarily due to increased advertising and occupancy costs coupled with additional reserves recorded for bad debts and workers compensation claims, partially offset by decreases in payroll costs.

     Loss on disposal of Denver assets: During the period ended September 29, 2001, the Company entered into an agreement to sell substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Total consideration received by the Company for the sale of the related assets aggregated $297 resulting in a loss on sale of assets of $1,689. Such loss included provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction.

     Reserve for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company will continue to pursue its rights related to this claim, events in the second quarter of 2001 caused management to believe that the recoverability of these amounts was uncertain. Accordingly, a charge in the amount of $1,564 was recorded in the second quarter of 2001 to establish a reserve against this outstanding receivable.

     Interest expense: Interest expense for the nine months ended September 29, 2001 and September 30, 2000 was $15.7 million and $15.0 million, respectively. The increase in interest expense is due to the interest on the $18.0 million incremental borrowings under the Company's Senior Credit Facility.

     Provision for income taxes: During the quarter ended September 29, 2001, events and circumstances caused the Company to reevaluate the recoverability of its deferred tax assets. Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, a 100% valuation allowance has been established against the deferred tax assets. This $99.0 million non-cash charge is offset by the $6.4 million tax benefit recorded during the first six months of 2001 resulting in a $92.6 million provision for income taxes for the nine months ended September 29, 2001, inclusive of $0.5 million related to state tax liabilities. The effective income tax rate for the nine months ended September 30, 2000 was 62.4% and differed from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

     Net loss: Primarily as a result of the reasons discussed above, the net loss was $113.8 million in the nine months ended September 29, 2001, as compared to net income of $1.0 million or 0.5% of net sales in the nine months ended September 30, 2000.

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

     At December 30, 2000, there were no amounts outstanding under the Senior Credit Facility. In April 2001, the Company borrowed $18 million under the Senior Credit Facility and such amount remained outstanding at September 29, 2001 with a weighted average interest rate of 9.3%. Cash and cash equivalents at December 30, 2000 and September 29, 2001 were approximately $8.2 million and $5.2 million, respectively.

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

     Pursuant to the terms of the Senior Credit Facility, non-compliance with one or more of the financial covenants permits the lenders to exercise certain remedies, which include the termination of the commitment and to declare the related principal balance and any accrued interest immediately due and payable. As of March 31, 2001, the Company was not in compliance with the total debt ratio and the interest coverage ratio covenants. On May 14, 2001, the Company entered into an agreement to amend the Senior Credit Facility. Such amendment increased the applicable margin, as defined, to 3.5% per annum with respect to Eurodollar loans and to 2.5% per annum with respect to Prime Rate based loans. Additionally, the May 14th amendment waived the Company's non-compliance with respect to the financial covenants as of March 31, 2001. Such waiver was scheduled to expire on June 22, 2001. On June 21, 2001, an additional agreement was entered into that extended the waiver until July 9, 2001. Such waiver expired on July 9, 2001. Consequently, as of July 10, 2001, and continuing through the date of this report, the Company is not in compliance with the applicable total debt ratio and interest coverage ratio covenants contained in its existing Senior Credit Facility as of March 31, 2001, June 30, 2001 and September 29, 2001. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of the date of this report. Additionally, the Company anticipates that it will not be in compliance with the financial covenants during the remainder of 2001 without further modifications to the agreement and, accordingly, is currently in discussions with its lenders to amend the agreement. There can be no assurance that the Company will be successful in its negotiations with its lenders. Inability of the Company to reach an agreement with its lenders on an amendment or to arrange for alternative financing could have a material adverse effect on the Company. As a result of the noncompliance with the financial covenants, amounts outstanding under the Senior Credit Facility are classified as current liabilities as of September 29, 2001.

     In the event the Company and the bank group are able to satisfactorily amend the financial covenants under the Senior Credit Facility, the Company believes that funds generated from operations, together with borrowings under the Senior Credit Facility and arranging for alternative financing, should be sufficient to finance its current operations, debt service requirements and planned capital expenditures for at least the next twelve months. The Company anticipates that it will require additional financing in excess of the $20.0 million currently provided for by the existing Senior Credit Facility. However, no assurances can be given that the Company will be able to arrange for such additional financing.

     At December 30, 2000 and September 29, 2001, the Company had approximately $2.3 million of outstanding letters of credit.

     Net cash used in operating activities for the nine months ended September 29, 2001 was $17.9 million, as compared to the $12.0 million of cash provided by operating activities for the nine months ended September 30, 2000. The primary cause of the decreased cash flow from operations in the nine-month period ended September 29, 2001 is the Company's pre-tax loss of $21.2 million in the current period.

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures were $3.3 million for each of the nine months ended September 29, 2001 and September 30, 2000. The spending in 2001 is primarily related to new store openings as well as to the continued implementation of a new POS/Inventory system. Through September 29, 2001, the new POS/Inventory system has been successfully implemented in the Pittsburgh, Detroit, Boston, Washington, Baltimore, Richmond, San Diego, Sacramento and San Francisco markets.

     Net cash provided by financing activities was $17.9 million for the nine months ended September 29, 2001 as compared to $3.7 million used in financing activities in the nine months ended September 30, 2000. Cash provided by financing activities in the nine month period ended September 29, 2001 primarily related to $18.0 million in borrowings under the Company's Senior Credit Facility. Cash used in financing activities in the nine month period ended September 30, 2000 primarily related to the repurchase of stock options for $2.8 million and to costs incurred in connection with the issuance of the Senior Notes.

Management

     Subsequent to the end of the third quarter, there have been changes to the management team of MDC. Effective November 5, 2001, Bryan Flanagan, the Company's Chief Financial Officer, has left the Company to pursue other opportunities. Rick Frier has recently joined the Company and will assume the responsibilities and position of Chief Financial Officer.

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

         . possibility of fluctuations in the cost of raw materials and loss of suppliers

         .  changes in economic and market conditions

         .  dependence on Sealy

         .  reliance on certain trademarks and other intellectual property

         .  ability to return our stores in certain markets to profitability

         . ability to refinance the Senior Credit Facility and to arrange additional financing.

     The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q might not occur.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We do not believe that we have material quantitative or qualitative market risk exposures.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              We are party to various proceedings from time to time arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. Additionally, as of September 29, 2001, the Company is a defendant in a State Court class action lawsuit brought by certain current or former employees. Management is unable to determine, at this time, the outcome or the loss, if any, that may occur as a result of this litigation. We are not currently involved in any other material legal proceedings.

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

                                     MATTRESS DISCOUNTERS CORPORATION



                                            /s/ Stephen J. Newton
                                     ---------------------------------
November 13, 2001                    Name:  Stephen J. Newton
                                     Title: Chief Executive Officer

                                            /s/ Christopher P. Stabile
                                     ---------------------------------
                                     Name:  Christopher P. Stabile
                                     Title: Chief Accounting Officer