Form 10-K405
period 2001-12-29
MATTRESS DISCOUNTERS CORP
filed 2002-03-29
CIK 1094983

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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
 None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                                         Name of each exchange
Title of each class                      on which registered
-------------------                      -------------------
12 5/8% Series B Senior Notes due 2007   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at December 29, 2001                Class
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

ITEM 1. BUSINESS

Our Company

     We believe we are the largest specialty retailer of mattresses (i.e., conventional mattresses, box springs and foundations) in the United States. Retailers of mattresses include retail furniture stores, department store chains, sleep shops and other regional and local specialty retailers of bedding. Founded in 1978, we are considered the pioneers of the "specialty sleep shop" mattress retailing concept. Specialty sleep shops are stores focused exclusively on selling mattresses and are one of the mattress industry's fastest growing retail distribution channels. Through our exclusive purchase contract with Sealy Mattress Company, we are the largest retailer of Sealy branded products. In addition to selling Sealy mattresses, we sell Factory Direct Comfort Source(R) brand mattresses that are produced at our two manufacturing facilities. Since our founding, we have grown our business into a nationwide network of 300 stores in 13 markets.

     We have expanded rapidly through organic growth and acquisition. Since 1995, we have added net 134 stores to our retail network, including the 1998 acquisition of Bedding Experts, a sleep shop in the Chicago metropolitan area and our exiting of the Denver market in August of 2001.

Store Locations and Development

     We currently operate 300 stores in 13 markets. Our average store is approximately 4,000 square feet. Our stores are generally located in highly visible, high-traffic commercial areas, including strip shopping centers, major regional shopping areas and freestanding sites.

Products and Pricing

     Mattress sales currently account for approximately 90% of our store revenues. Our stores offer an average of 35 Sealy branded and Factory Direct Comfort Source mattresses. We also offer a variety of other bedding products, including brass, wood and iron beds, futons, headboards, footboards, bed frames and related items.

     We offer a broad selection of brand name products from our exclusive manufacturer, Sealy Mattress Company. These brands include Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel and Stearns & Foster. These Sealy brands each offer distinct product characteristics and are marketed to, and perceived by, consumers as separate brands at a broad range of price points. These products, along with the Factory Direct Comfort Source brand, satisfy the consumer's desire to see a wide range of models before making a purchase.

     We offer several features on our Sealy products that are unique to us, including a proprietary cover selection on all Sealy Posturepedic models, and "Edge Guard Plus" in our Sealy Posturepedic models except Crown Jewel. These differentiated product features allow us to compete effectively with retailers who offer similar products at these price points.

     The Factory Direct Comfort Source product line produced in our manufacturing plants complements the Sealy products at mid-price ranges and satisfies customer needs at lower price points. Name brand products typically do not meet our gross margin targets at the lower price points. Our vertical integration allows us to offer more product features and quality at lower prices, while maintaining attractive margins.

Marketing and Advertising

     Our marketing programs are designed to generate high store traffic, maintain high consumer awareness of our name, reinforce our value-pricing image and promote our name brand mattresses. We believe that consumer awareness and brand name recognition are critical to mattress retailing. Our marketing message emphasizes our belief that we are the lowest price and best value in our markets, the largest specialty bedding retailer in the United States, and the world's largest retailer of Sealy branded products.

     Our advertising is managed by an in-house, full-service advertising department. We manage the entire marketing process from layout through production and placement. Our in-house capability, whose creative efforts are supplemented by our relationship with an outside agency, gives us a competitive advantage because we are more focused on the industry than an outside agency would be, have the ability to react quickly to changing market conditions or sales trends, and operate more economically because we only have to pay net media rates.

     Our advertising program uses a multimedia approach. While print ads and inserts in Sunday newspapers constitute a portion of our advertising spending, we have recently devoted an increasing percentage of our marketing expenditures to television and radio advertising. Our jingle, "Have a Good Night's Sleep On Us!", has been cited as the most recognizable in the Washington, DC area in a marketing survey conducted by an independent firm.

     Under our supply agreement with Sealy we receive cooperative advertising support from Sealy. These arrangements provide for a rebate to us based on our volume of purchases of Sealy products, as defined in the agreement. We believe that these cooperative arrangements with Sealy are significant to our business.

Distribution

     We operate ten sales support centers and merchandise flows through these centers from Sealy and our manufacturing facilities on a daily basis before going to our stores or our customers. Merchandise is delivered from our sales support centers to our customers' homes five to seven days a week, depending on the market, and to our stores once or twice a week.

Manufacturing

     Our manufacturing operations consist of two factories, located in Maryland and California. Mattress manufacturing is largely an assembly operation with minimal fixed costs. We believe we have achieved high productivity and efficiencies due to a relatively small SKU base. We produce approximately 150 SKUs compared to an estimated SKU base of over 1,000 for other major mattress manufacturers. Our ability to manufacture long runs of a single product minimizes down time and change-over costs. We believe we maintain sufficient capacity to increase our manufacturing capabilities as product demand from our store base grows.

     We centrally purchase many of our raw materials and supplies for our manufacturing operations, including spring components, wire, foam and covers to ensure product quality and maximize volume discounts. We purchase our raw materials and components from a variety of vendors, including Leggett & Platt, from whom we purchased approximately 36% of our raw materials during the year ended December 29, 2001.

     As more fully discussed below in Item 2 - Properties, the Company closed our Montgomery, AL plant subsequent to December 29, 2001.

Competition

     The mattress industry in the United States is very competitive. Our store competitors include a variety of national and regional chains of retail furniture stores, for example, Art Van in Detroit and Jordan's in Massachusetts, department store chains, for example, The May Company and Federated Department Stores, Inc., and sleep shops, for example, Mattress Giant and Mattress Firm.

Employees

     At December 29, 2001, we employed 1,259 people. We employed 133 people in our three factories. We employed 1,007 people in our retail operation, including distribution and home delivery. In addition, we employed 119 people in our corporate offices. Our Hayward, California distribution center includes 35 employees represented by a local union.

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

Supply Contract with Sealy

     We are a party to a letter agreement with Sealy for the supply of Sealy and Stearns & Foster products. Under the agreement, as amended, Sealy is our exclusive supplier of name brand beds until June 30, 2007. Except for a breach, the agreement does not specifically provide for its early termination. Under this agreement we are required to purchase a minimum amount of bedding products from Sealy, defined as a percentage of our annual sales of retail bedding. The agreement provides for cooperative advertising support with Sealy. Under this arrangement we receive from Sealy a rebate based on our purchases of Sealy products.

ITEM 2. PROPERTIES

Store Locations

     We currently operate 300 stores in 13 markets. The following table sets forth our store count by market as of December 29, 2001:

                             Market                           Stores           Year Entered
          ---------------------------------------------- ----------------- -------------------
          Chicago, IL .................................         61                  1998
          Los Angeles, CA .............................         45                  1994
          Washington, DC ..............................         39                  1978
          San Francisco, CA (a) .......................         39                  1992
          Boston, MA ..................................         29                  1989
          Miami, FL ...................................         16                  1998
          Detroit, MI .................................         14                  1994
          San Diego, CA ...............................         14                  1994
          Baltimore, MD ...............................         13                  1981
          Pittsburgh, PA ..............................          9                  1994
          Tampa, FL ...................................          8                  1998
          Richmond, VA ................................          7                  1983
          Orlando, FL .................................          6                  1999
                                                         -----------------
                 Total ................................        300
                                                         =================

          (a) There are 11 stores included above in the San Francisco, CA market that were previously disclosed separately as the Sacramento, CA market. The Company views San Francisco and Sacramento as one market.

     Subsequent to December 29, 2001, the Company entered into an agreement with an affiliate of Sealy for the exchange and assignment of certain operating leases. Pursuant to the terms of the agreement, the Company has assumed leases for four stores in the Richmond, Virginia market in exchange for the affiliate assuming leases for eight stores in the Tampa, Florida market. Further, the Company has a continuing liability under the Tampa, Florida leases in the event the affiliate defaults on its commitment under these lease assignments. Future minimum rents associated with the eight Tampa, Florida leases are $484 in 2002, $429 in 2003, $292 in 2004, $186 in 2005, $143 in 2006 and $297 thereafter.
Future minimum rents associated with the four Richmond, Virginia leases are $327 in 2002, $329 in 2003, $243 in 2004, $133 in 2005, $87 in 2006 and $403
thereafter.

Manufacturing

     At December 29, 2001, our manufacturing operations consisted of three factories located in Maryland, California and Alabama. The following sets forth our manufacturing facilities:

                                        Square
   Location                             Footage                Ownership Status
   --------                           -----------   --------------------------------------
   Upper Marlboro, MD                   108,000          Leased--expires on 1/13/2012
   Montgomery, AL                        72,000          Owned
   Fontana, CA                           58,000          Leased--expires on 11/30/2004
                                      -----------
   Total                                238,000
                                      ===========

     On March 8, 2002, we closed our Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture products for Heilig-Meyers, which has now ceased operations in connection with its bankruptcy proceedings. Management believes that the net carrying value of tangible assets related to the Alabama plant approximates fair value.

Distribution

     We operate ten sales support centers, each of which services an average of 30 stores. The following sets forth our sales support centers, all of which are leased:

                                                             Square
                            Location                         Footage
          --------------------------------------------  -----------------
          Upper Marlboro, MD ........................              88,304
          Carol Stream, IL ..........................              47,218
          Anaheim, CA ...............................              44,700
          Hayward, CA ...............................              43,580
          Sharon, MA ................................              42,000
          Taylor, MI ................................              39,215
          Pittsburgh, PA ............................              33,000
          San Diego, CA .............................              24,600
          Miami, FL .................................              24,140
          Lakeland, FL ..............................              10,200
                                                        ------------------
          Total .....................................             396,957
                                                        ==================


ITEM 3. Legal Proceedings.

     We are party to various proceedings from time to time arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. Additionally, as of December 29, 2001, we are a defendant in a State Court class action lawsuit brought by certain current or former employees. Our management is currently unable to determine the outcome of the loss, if any, that may occur as a result of this litigation.

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


ITEM 6. Selected Financial Data.

SELECTED HISTORICAL FINANCIAL DATA

     Set forth below are our selected historical consolidated and combined financial data of Mattress Discounters at the dates and for the periods indicated (some periods of which are less than one year due to accounting requirements for acquisition transactions and changes in the year-end). The financial position and operating results of the entities as of dates and for periods ended subsequent to July 2, 1997, includes Mattress Discounters and subsequent to January 3, 1998, includes combined financial data of Mattress Discounters and Bedding Experts, as each entity was under common ownership and control by Heilig-Meyers through August 5, 1999. Effective August 6, 1999, the financial statements have been prepared on a consolidated basis under the transaction discussed elsewhere in this Annual Report on Form 10-K. Our summary historical consolidated statement of operations data for the year ended December 29, 2001, the year ended December 30, 2000, and for the ten month period ended January 1, 2000, and the historical consolidated balance sheet data as of December 29, 2001 and December 30, 2000, were derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our selected historical combined statements of operations data for the fiscal year ended February 28, 1999, the eight months ended February 28, 1998, and the selected historical combined balance sheet data as of February 28, 1998, February 28, 1999, and selected historical consolidated balance sheet data as of January 1, 2000, were derived from our audited financial statements. The selected historical combined statement of operations data of Mattress Discounters (excluding Bedding Experts) for the six months ended July 1, 1997, and the selected combined historical balance sheet data as of July 1, 1997, were derived from the audited financial statements of Mattress Discounters (excluding Bedding Experts). Our summary historical combined financial data as of and for the ten-months ended December 31, 1998, are derived from our unaudited condensed combined interim financial statements which, in the opinion of management, include all adjustments necessary for a fair presentation.

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

                                                          Selected Historical Financial Data
                                                                (dollars in thousands)
                                                         ------------------------------------
                                                                               Eight Months
                                                            Six Months            Ended
                                                           Ended July 1,       February 28,
                                                              1997 (1)           1998 (2)
                                                         -----------------  -----------------
Operating Data:
Net sales .............................................  $      84,417      $    136,360
Gross profit ..........................................         27,433            47,680
General and administrative expenses ...................         29,433            34,649
Loss on disposal of Denver assets .....................             --                --
Reserve for Heilig-Meyers receivable ..................             --                --
Other operating expenses ..............................             --                --
Income (loss) from operations .........................         (2,000)           13,031
Interest income (expense), net ........................            328                76
Other income (expense), net ...........................              8              (568)
Income (loss) before provision for income taxes .......         (1,664)           12,539
Net income (loss)(3) ..................................         (1,664)            7,143

Other Financial Data:
Depreciation and amortization .........................          1,007             2,545
Capital expenditures ..................................          1,592             1,367

Balance Sheet Data (end of period):
Working capital (deficit) .............................        (14,242)           (9,318)
Total assets ..........................................         24,546            97,394
Long-term debt and capital lease obligations ..........            268               629
Total debt and capital lease obligations ..............            454               920

Other Data (end of period):
Number of stores ......................................            170               172
Same store sales growth ...............................          ---(4)            ---(4)

(1) Financial data includes the financial position and operating results of Mattress Discounters, excluding Bedding Experts.

(2) Financial data includes the financial position and operating results of Mattress Discounters and Bedding Experts from January 4, 1998 through February 28, 1998.

(3) Prior to its acquisition by Heilig-Meyers, Mattress Discounters (excluding Bedding Experts) filed as an "S" Corporation for federal and state income tax purposes. Accordingly, no provision for federal income taxes is included in the statement of operations for the six months ended July 1, 1997. Provisions were made for state income taxes in those states which do not recognize "S" Corporation elections. These provisions have been included in general and administrative expenses.

(4) Our same store sales growth when aggregated with Mattress Discounters (excluding Bedding Experts) for the 12 months ended February 28, 1998 was 2.0%.

                       Selected Historical Financial Data
                             (dollars in thousands)

                                                       Fiscal Year         Ten Months Ended         Year Ended      Year Ended
                                                                       --------------------------
                                                      Ended Feb. 28,    December      January 1,    December 30,    December 29,
                                                           1999         31, 1998         2000           2000            2001
                                                     ----------------  ----------    ------------  --------------  --------------
Operating Data:
Net sales .........................................     $ 247,725      $ 203,115      $ 220,677      $ 275,225     $   244,212
Gross profit ......................................        88,863         74,669         77,670         99,254          77,873
General and administrative expenses ...............        67,261         55,742         60,895         79,710          83,792
Loss on disposal of Denver assets .................            --             --             --             --           1,689
Provision for Heilig-Meyers receivable ............            --             --             --             --           1,564
Other operating expenses ..........................            --             --          4,654             --              --
Income (loss) from operations .....................        21,602         18,927         12,121         19,544          (9,172)
Interest income (expense), net ....................           128            126         (7,836)       (19,278)        (20,930)
Other income, net .................................           322            450             --             --              --
Income (loss) before provision for income taxes....        22,052         19,503          4,285            266         (30,102)
Net income (loss) .................................        12,690         11,238          2,104           (687)       (122,821)

Other Financial Data:
Depreciation and amortization .....................     $   4,541      $   3,771      $   4,063      $   4,822     $     6,052
Capital expenditures ..............................         5,162          4,297          2,615          6,761           3,426

Balance Sheet Data (end of period):
Working capital (deficit) .........................         1,137         (8,492)     $  (2,882)     $  (3,568)        (18,786)
Total assets ......................................       101,488         91,776        202,933        209,558         105,746
Long-term debt ....................................           426            448        133,374        133,869         152,182
Total debt ........................................           656            697        133,641        133,986         153,044

Other Data (end of period):
Number of stores ..................................           236            231            252            295             300
Same store sales growth ...........................           1.5%           3.8%           0.0%          (0.3%) (a)     (13.2%) (b)

   (a) Represents same store sales growth for the twelve months ended December 30, 2000, compared to the twelve months ended January 1, 2000.

   (b) Represents same store sales growth for the twelve months ended December 29, 2001, compared to the twelve months ended December 30, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We believe we are one of the largest retailers of mattresses in the United States. We operate in two segments: mattress retailing and mattress manufacturing. We currently operate our retail business through a nationwide network of 300 stores in 13 markets. Our manufacturing segment consists of two manufacturing facilities that produce mattresses for sale in our retail stores under the Comfort Source brand. During fiscal 2001 and 2000, and for the ten-months ended January 1, 2000, our manufacturing facilities provided product accounting for 29%, 31% and 30%, respectively, of the cost of our retail purchases. The sales from our manufacturing segment to our retail operation are eliminated in our consolidated and combined results of operations. Our business is currently conducted through three legal entities: Mattress Discounters Corporation, consisting of retail and manufacturing operations; Bedding Experts, our retail store operations in the Chicago metropolitan area; and T.J.B., our retail store operations in Washington, D.C., Virginia, and Maryland which operate as Mattress Discounters. Bedding Experts and T.J.B. became wholly owned subsidiaries of Mattress Discounters Corporation, effective August 6, 1999 under the transactions discussed elsewhere in this Annual Report on Form 10-K.

     On August 6, 1999, our parent company, Mattress Holding Corporation, consummated a merger and recapitalization under a transaction agreement, dated as of May 28, 1999, among Heilig-Meyers, Heilig-Meyers Associates, Inc. and MD Acquisition Corporation, a Virginia corporation owned by various Bain Capital investment funds and affiliates and other institutional investors.

     The following discussion and analysis of financial condition and results of operations includes periods prior to the completion of the transactions contemplated by the transaction agreement. As a result of consummating a merger and recapitalization of our parent, we entered into a financing arrangement and accordingly, have a different capital structure. Accordingly, the results of operations subsequent to the consummation of the transactions contemplated by the transaction agreement will not necessarily be comparable to prior periods.

Critical Accounting Policies

     The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note 3 to the consolidated financial statements as presented elsewhere in this Annual Report on Form 10-K. The Company believes the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Cooperative Advertising and Rebate Programs - Costs incurred for advertising are expensed in the period in which the advertising takes place. As part of the normal course of business, the Company participates in cooperative advertising programs whereby the Company receives a rebate equal to a percentage of its purchases from participating vendors. The Company records cooperative advertising funds as a reduction of advertising expense when the Company has earned the cooperative advertising income, and funds related to inventory purchase rebates are recorded as a reduction of cost of sales when the products are delivered and accepted by the Company's customers. Management regularly assesses the recoverability of the related amounts receivable from the vendors that participate in the related cooperative advertising programs.

     Revenue recognition and cost of sales - Sales revenue is recognized upon delivery and acceptance of mattresses and bedding products by the Company's customers. Sales are presented net of returns. The Company includes fees billed for deliveries as revenues. Cost of sales includes occupancy and delivery expenses.

     Income Taxes - The Company records an income tax valuation allowance when the realization of certain deferred tax assets, including net operating loss carryforwards, is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.

     Goodwill and Other Intangibles - The Company amortizes goodwill on a straight-line basis over forty years. Other intangibles, including trademarks and copyrights, are amortized over their economic lives, which range from 3 to 20 years. Whenever the facts and circumstances indicate that the carrying amounts of these intangibles may not be recoverable, management reviews and assesses the future cash flows expected to be generated from the related intangible for possible impairment. Impairment is recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.

     Inventory - Inventories are valued at the lower of cost or market. Management has determined cost using the first-in, first-out method. The Company's manufactured inventories include raw materials, direct labor and manufacturing overhead. Management regularly assesses the composition of its existing inventory for possible obsolescence. Management adjusts its reserve for inventory obsolescence whenever the facts and circumstances indicate that the carrying cost of certain inventory items are in excess of lower of cost or market.

Results of Operations

     The financial position and operating results of the entities subsequent to January 3, 1998, includes Mattress Discounters and Bedding Experts as each entity was under common ownership and control by Heilig-Meyers through August 5, 1999. Effective August 6, 1999, the financial statements have been prepared on a consolidated basis under the transactions discussed elsewhere in this Annual Report on Form 10-K. The following discussion compares our results of operations for (a) the year ended December 29, 2001 to the year ended December 30, 2000 and
(b) the year ended December 30, 2000 to the ten months ended January 1, 2000.

     The following table sets forth our statement of operations line items as a percentage of net sales for the periods indicated and should be read in conjunction with the "Summary Historical Financial Data," the "Selected Historical Financial Data," and the audited consolidated financial statements, and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

                                                 Ten Months
                                                   Ended       Year Ended     Year Ended
                                                 January 1,   December 30,   December 29,
                                                    2000          2000           2001
                                                ------------ -------------- --------------
Net sales ....................................     100.0%        100.0%         100.0%
Gross profit .................................      35.2          36.1           31.9
General and administrative expenses ..........      27.6          29.0           34.3
Loss on disposal of Denver assets ............        --            --            0.7
Provision for Heilig-Meyers receivable .......        --            --            0.6
Other operating expenses .....................       2.1            --             --
Income (loss) from operations ................       5.5           7.1           (3.8)
Interest income (expense), net ...............      (3.6)         (7.0)          (8.6)
Income (loss) before income taxes ............       1.9           0.1          (12.3)
Provision for income taxes ...................       1.0           0.3           38.0
Net income (loss) ............................       1.0%         (0.2%)        (50.3%)
                                                ============ ============== ==============

Year Ended December 29, 2001 Compared to Year Ended December 30, 2000

Net Sales: Net sales for the year ended December 29, 2001 decreased $31.0 million or 11.3% to $244.2 million from $275.2 million for the year ended December 30, 2000. The decrease results from decreased retail net sales of $18.0 million and a decrease of $13.0 million in the external net sales of our manufacturing operation. Net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers totaled $242.4 million, $36.2 million, and $1.8 million, respectively, for the year ended December 29, 2001 and $260.4 million, $39.5 million, and $14.8 million, respectively, for the year ended December 30, 2000.

Retail sales decreased $18.0 million or 6.9% for the year ended December 29, 2001 as compared to the year ended December 30, 2000. The decrease in retail sales is attributable to lower comparable store and closed store sales aggregating $41.2 million, offset by $23.2 million increase in new store sales.

Net sales from manufacturing operations decreased $16.4 million for the year ended December 29, 2001 as compared to the year ended December 30, 2000. The majority of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased by $13.0 million to $1.8 million primarily due to lower sales to Heilig-Meyers (see further discussion of this matter below).

Effective August 2, 2001, the Company closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro Denver area. Revenues for the Denver market included in the accompanying statements of operations for the year ended December 29, 2001, the year ended December 30, 2000 and the ten months ended January 1, 2000 were $1,889, $4,816 and $5,728, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the year ended December 29, 2001, the year ended December 30, 2000 and the ten months ended January 1, 2000 were $1,164, $1,511 and $595 respectively. See Loss on disposal of Denver assets for further discussion of this transaction.

Gross Profit: Gross profit for the year ended December 29, 2001 decreased $21.4 million or 21.6% from $99.3 million to $77.9 million over the year ended December 30, 2000. Gross profit as a percentage of sales decreased 4.2 percentage points to 31.9% from the prior fiscal year. Retail gross profit for the year ended December 29, 2001 fell to $68.8 million, a decrease of $17.3 million. Manufacturing gross profit was $9.1 million, a decrease of $4.1 million over the year ended December 30, 2000 primarily due to the decrease in manufacturing sales to external retailers.

Retail gross profit as a percentage of net retail sales fell from 33.1% to 28.4%. The decrease in gross profit percent is primarily due to (a) higher occupancy costs as a result of additional store openings, (b) lower sales volumes in the current year, (c) a decrease in purchase discounts taken during 2001 as compared to the prior year and (d) the recording of a $0.9 million provision for inventory obsolescence. Utilizing the Company's new POS/Inventory system, management performed a detailed review during the fourth quarter of 2001 of the composition of its existing inventory. As a result of such review, the Company recorded a non-cash charge of $0.9 million to establish a provision for inventory obsolescence.

Manufacturing gross profit as a percentage of manufacturing sales was 23.9% for the year ended December 29, 2001, compared to 24.3% for the year ended December 30, 2000. The decrease in gross profit percentage is primarily due to fixed occupancy costs as a percentage of lower sales, partially offset by decreased payroll costs.

General and Administrative expenses: General and administrative expenses for the year ended December 29, 2001 rose $4.1 million or 5.1% as compared to the year ended December 30, 2000. As a percentage of net sales, general and administrative expenses were 34.3% for the current year, as compared to 29.0% for the year ended December 30, 2000. The $4.1 million increase is primarily attributed to increased expenditures for advertising, legal fees, insurance costs and increased charges for depreciation and amortization expense, net of decreased payroll costs. The increase in 2001 depreciation and amortization expense is primarily due to the implementation of the Company's new POS/Inventory system. In January 2002, the Company reorganized its workforce and recorded a severance charge of $0.1 million. This reorganization is expected to result in annualized savings of approximately $0.8 million.

Subsequent to December 29, 2001, the Company decided to close its Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture products for Heilig-Meyers, which has now ceased operations in connection with its bankruptcy proceedings. Based upon management's review of all available objective evidence, the recoverability of the goodwill recorded in the Company's records for the Alabama plant is uncertain. Accordingly, the Company recorded a non-cash charge of $0.2 million at December 29, 2001 to write-off the unamortized goodwill related to the Alabama plant. Such charge is included in the general and administrative expenses in the accompanying statement of operations. Management believes that the net carrying value of tangible assets related to the Alabama plant approximates fair value.

Loss on disposal of Denver assets: In August 2001, the Company sold substantially all of the assets of our Denver, Colorado retail operations, including inventories and property and equipment. Total consideration received by the Company for the sale of the related assets aggregated $0.3 million resulting in a loss on sale of assets of $1.7 million. Such loss included provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction. The Company has a continuing liability under these leases in the event the Buyer defaults on its commitment under these lease assignments. Future minimum rents associated with these leases are $898 in 2002, $756 in 2003, $439 in 2004, $320 in 2005 and $178 in 2006.

Provision for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million. While the Company continues to pursue its rights related to this claim, events occurring in the second quarter of 2001 caused management to believe that the recoverability of this amount was uncertain. Accordingly, a charge of $1.6 million was recorded during the second quarter of 2001 to establish a reserve against this outstanding receivable.

Interest expense: Interest expense for the year ended December 29, 2001 was $21.2 million, an increase of $1.2 million over the year ended December 30, 2000. The increase in interest is attributable to higher average outstanding balances for the year ended December 29, 2001 as a direct result of the $18.0 million of incremental borrowings under the Senior Credit Facility in April 2001.

Provision for Income Taxes: During the year ended December 29, 2001, events and circumstances caused the Company to reevaluate the recoverability of its deferred tax assets. Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, a 100% valuation allowance has been established against the deferred tax assets. This $92.0 million non-cash charge recorded during the 2001 year resulted in a $92.7 million provision for income taxes for the year ended December 29, 2001, inclusive of $0.7 million related to state tax liabilities. The effective income tax rate for the year ended December 30, 2000 was 358.3% and differed from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

Net loss: Primarily as a result of the factors discussed above, the net loss for the year ended December 29, 2001 was $122.8 million, an increase of $122.1 million, compared with a net loss of $0.7 million during the year ended December 30, 2000.


Year Ended December 30, 2000 Compared to Ten Months Ended January 1, 2000

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

Retail sales rose $49.4 million or 23.4% for the twelve month period ended December 30, 2000, over the ten month period ended January 1, 2000. The two additional months in the year ended December 30, 2000 contributed $40.1 million of the increase in retail sales. The remaining $9.3 million increase is attributable to $14.4 million increase in new store sales, offset by lower comparable store and closed store sales aggregating $5.1 million.

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

Gross Profit: Gross profit for the twelve months ended December 30, 2000 increased $21.6 million or 27.8% from $77.7 million to $99.3 million over the ten months ended January 1, 2000. Gross profit as a percentage of sales rose 0.9 percentage points to 36.1% over the prior fiscal period. Retail gross profit for the twelve months ended December 30, 2000 rose to $86.1 million, an increase of $19.4 million. Manufacturing gross profit was $13.2 million, an increase of $2.2 million over the ten month period ended January 1, 2000.

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

General and Administrative expenses: General and administrative expenses for the year ended December 30, 2000 rose $18.8 million or 30.9% over the ten months ended January 1, 2000. As a percentage of net sales, general and administrative expenses were 29.0% for the year, compared to 27.6% for the ten months ended January 1, 2000. The two additional months in the year ended December 30, 2000 represented $13.9 million of the total $18.8 million increase. The remaining increase is a result of increased payroll expense, largely from $2.0 million of severance costs and higher sales commissions due to higher overall sales and improved margins, along with a $0.7 million increase in consulting/management fees.

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

Interest expense: Interest expense for the twelve months ended December 30, 2000 was $20.0 million, an increase of $11.9 million over the ten-month period ended January 1, 2000. The increase in interest is attributable to higher average outstanding balances for the year ended December 30, 2000. The Senior Notes were issued in August 1999 and the twelve months ended December 30, 2000 includes a full year of interest expense.

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

Net income/(loss): Net loss for the twelve month period ended December 30, 2000 was $0.7 million, a decrease of $2.8 million, compared with net income of $2.1 million during the ten months ended January 1, 2000. The decrease is primarily attributable to higher payroll and interest expenses discussed above.

Liquidity and Capital Resources

In connection with the leveraged recapitalization, we incurred significant amounts of debt requiring interest payments on the notes and interest payments and principal payments under a senior credit facility. Our liquidity needs relate to working capital, capital expenditures and potential acquisitions. Cash and cash equivalents at December 29, 2001 and December 30, 2000 were approximately $3.9 million and $8.2 million, respectively.

Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the "Prior Senior Credit Facility") originally entered into to finance a portion of the Recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at December 29, 2001 under the Prior Senior Credit Facility was $18.0 million with a weighted average interest rate of 8.7% for the year then ended. At December 29, 2001, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, the Company entered into an amended and restated Senior Credit Facility (the "Amended Senior Credit Facility") on January 11, 2002, which increased available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either; (1) the base rate, which is the higher of the prime lending rate (4.75% at December 29, 2001), the secondary market rate for three month depository certificates plus up to 1% or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate (1.8% at December 29, 2001) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans.

Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing on March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment. However, the Tranche B commitment has a corresponding increase of $250 each quarter commencing on March 31, 2002 that can be used to fund the quarterly Tranche A payments.

The Amended Senior Credit Facility requires that the Company meet certain minimum levels of consolidated EBITDA, which is measured at the end of each fiscal quarter, beginning with the first quarter of 2002. We currently expect to remain in compliance with this financial covenant for at least the next twelve months provided the Company is able to meet or exceed the 2002 operating plan or contingency plan (see below). In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to engaging in transactions with affiliates; prepaying subordinated debt and the Senior Notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures. The revolving loans under the Amended Senior Credit Facility are due in February 2004.

The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and also from excess cash flow, as defined in the agreement.

Our primary supplier, a related party, purchased a $12.5 million participation in our Amended Senior Credit Facility.

T.J.B., Bedding Experts and Holdings have guaranteed the Company's obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all of the assets of the Company.

At December 30, 2000 and December 29, 2001, the Company had approximately $2.3 million and $3.9 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001.

During the year ended December 29, 2001, the Company incurred a pre-tax loss of $30.1 million. The Company expects to incur a pre-tax loss in 2002 before considering gains or losses from any asset sales. As of December 29, 2001, the Company's current assets totaled $28.7 million and current liabilities were $47.5 million, resulting in a net working capital deficit of approximately $18.8 million. The Company's stockholder's deficiency was $97.9 million as of December 29, 2001.

The Company's liquidity has been, and continues to be, constrained. During 2001, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As further discussed in Note 8 to the audited financial statements, the Company has successfully renegotiated its senior credit facility, which has resulted in an increase in the total commitment from $20.0 million to $30.0 million. However, at March 29, 2002, the total outstanding borrowings under this credit facility aggregated $28.0 million, and there is no additional availability under the facility.

In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue methods to expand its business activities and to pursue opportunities to make its operations more efficient. The Company's 2002 operating plan calls for new store openings, reductions to current inventory levels, increased payment terms with a related party, improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believes that successful execution of the 2002 operating plan will result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, no assurances can be given that the Company will be able to achieve all or part of the objectives discussed above. Further, if the Company's operations are unable to generate cash flow levels at or above its current 2002 projections, the Company may not have sufficient funds to meet its current obligations over the next twelve months. Should such events occur, management is committed to implementing all or a portion of its contingency plan. Such plan has been developed and designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets, reducing advertising expenditures, and reducing general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company's financial position, results of operations and cash flows.

Cash Flows - Operating Activities

Net cash used in operating activities for the year ended December 29, 2001 was $17.2 million, a decrease of $28.4 million over the cash provided by operating activities during the year ended December 30, 2000. The primary cause of the decreased cash flow from operations during the year ended December 29, 2001 is the Company's pre-tax loss of $30.1 million in the current period, net of working capital changes during the period.

Net cash provided by operating activities for the year ended December 30, 2000 was $11.2 million, a decrease of $5.3 million over the prior ten-month fiscal year total of $16.5 million. The ten-month period ended January 1, 2000 results from net changes in working capital. The twelve month period ended December 30, 2000 was also affected by a net loss of $0.7 million compared to net income of $2.1 million for the ten months ended January 1, 2000, offset by a reduction in net working capital.

Cash Flows - Investing Activities

Our principal use of cash in investing activities has historically been capital expenditures for new store openings. The initial capital investment to open a new store is approximately fifty thousand dollars, which includes leasehold improvements, furniture, fixtures, and point of sale computer equipment. Total capital expenditures for the year ended December 29, 2001, the year ended December 30, 2000 and for the ten months ended January 1, 2000 aggregated $3.4 million, $6.8 million and $2.6 million, respectively. The spending during 2001 is primarily related to new store openings as well as to the continued implementation of a new POS/Inventory system. Through December 29, 2001, the new POS/Inventory system has been successfully implemented in the Pittsburgh, Detroit, Boston, Washington, Baltimore, Richmond, San Diego, Los Angeles, San Francisco, Chicago, Tampa and Orlando markets. The new POS/Inventory system was successfully implemented in Miami, the one remaining market, in January 2002. The Company anticipates that it will require approximately $3.0 million to $5.0 million for capital expenditures in 2002.

Cash Flows - Financing Activities

Net cash provided by financing activities for the year ended December 29, 2001 was $16.0 million as compared to the $3.8 million of cash used in financing activities during the year ended December 30, 2000. Cash provided by financing activities in fiscal 2001 primarily relates to the $18.0 million of incremental borrowings under our senior credit facility in April 2001. Cash used in financing activities in fiscal 2000 primarily relates to the repurchase of stock options for $2.8 million.

Net cash used in financing activities for the ten months ended January 1, 2000 was $7.0 million and primarily related to the Recapitalization as described in
Note 1 to the audited consolidated financial statements included in this Annual report on Form 10-K.

2002 Outlook

Except as otherwise indicated, the following does not reflect the potential impact of any acquisitions, divestitures, or other structural changes in the Company's continuing operations that may be completed after March 29, 2002. The outlook for 2002 reflects the discontinuation of amortization of the Company's goodwill in accordance with Statement of Financial Accounting Standards No. 142. For 2002, the Company expects to realize increased same store net sales consistent with the 3% increase projected by ISPA for the coming year. Additionally, the Company expects year over year increases in EBITDA primarily driven by an increase in comparable store sales and incremental sales from new store openings coupled with expected improvements in our selling margins.

Commitments and Contingencies

Future minimum lease payments under operating leases and aggregate annual maturities of long-term debt at December 29, 2001 are as follows:

                                     Operating          Debt
                                       Leases        Maturities       Total
                                    ------------    ------------    ---------

     2002                           $     27,723    $        862    $  28,585
     2003                                 24,695             ---       24,695
     2004                                 19,493          18,000       37,493
     2005                                 14,724             ---       14,724
     2006                                  9,709             ---        9,709
     Thereafter                           20,851         134,182      155,033
                                    -----------------------------------------
                                    $    117,195    $    153,044    $ 270,239
                                    ==========================================

Included in the above operating commitments are certain properties that the Company has subleased to third parties. Such sublease agreements provide for future annual rental income, used to reduce rent expense, through 2008, with minimum sublease rental income aggregating $1,032 in 2002, $600 in 2003, $253 in 2004, $209 in 2005, $99 in 2006, and $47 thereafter.

Additionally, in connection with previous store closings in the New York and Denver markets, the Company entered into sublease agreements for certain locations whereby the subtenant pays the operating lease obligations directly to the landlord. However, the Company is contingently liable for future rentals with respect to such subleases if the subleasee defaults on their commitment. Future minimum rents associated with these subleases are $2,461 in 2002, $2,007 in 2003, $1,477 in 2004, $1,279 in 2005, $913 in 2006 and $1,645 thereafter.

At December 30, 2000 and December 29, 2001, the Company had approximately $2.3 million and $3.9 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001.

Further, pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments of $250 commencing on March 31, 2002.

Seasonality

Our operations are not seasonal in nature. In the year ended December 29, 2001 we generated 24%, 25%, 29% and 22% of our retail net sales in the first through the fourth quarter, respectively. In the year ended December 30, 2000 we generated 25%, 24%, 28% and 23% of our retail net sales in the first through the fourth quarter, respectively.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in their contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133, as amended, effective December 31, 2000, and there was no impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of SFAS 141 had no impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the 40-year limitation on the amortization period of intangible assets that have finite lives. SFAS 142 will apply to goodwill and other intangible assets arising from transactions completed before and after the effective date of the Statement. The Company will adopt the provisions of SFAS 142 in its first quarter of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determination as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to these reporting units. The Company has not yet determined the effect these impairment tests will have on the Company's earnings. The adoption of the nonamortization provision of this pronouncement will result in a reduction in our amortization expense of approximately $1.6 million in fiscal 2002, but will have no impact on cash flow.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the year commencing December 30, 2001. The Company does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

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

The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not believe that we have material quantitative or qualitative market risk exposures. However, the interest rate under the Amended Senior Credit Facility fluctuates based on either the prime lending rate or the Eurodollar rate. See
Note 8 to the consolidated financial statements for further information.

ITEM 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Mattress Discounters Corporation and Subsidiaries

Report of Independent Accountants

Consolidated Financial Statements:

..  Consolidated Balance Sheets at December 30, 2000 and December 29, 2001

..  Consolidated Statements of Operations for the Ten-Months Ended January 1,
   2000, the Year Ended December 30, 2000 and the Year Ended December 29, 2001

..  Consolidated Statements of Cash Flows for the Ten-Months Ended January 1,
   2000, the Year Ended December 30, 2000 and the Year Ended December 29, 2001

..  Consolidated Statement of Stockholder's Equity (Deficiency) for the
   Ten-Months Ended January 1, 2000, the Year Ended December 30, 2000 and the Year Ended December 29, 2001

..  Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder and Board of Directors of Mattress Discounters Corporation and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mattress Discounters Corporation and subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the year ended December 29, 2001, the year ended December 30, 2000, and the ten-months ended January 1, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



PricewaterhouseCoopers LLP
McLean, Virginia
March 28, 2002

                Mattress Discounters Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                   December 30,       December 29,
                                                                       2000               2001
                                                                 ----------------    --------------
                            Assets

Current assets:
   Cash and cash equivalents                                     $          8,195    $        3,861
   Accounts receivable                                                      8,134             5,342
   Inventories, net                                                        19,838            17,980
   Prepaid expenses and other current assets                                  989             1,499
   Due from affiliate, net                                                  1,907               ---
   Deferred tax assets                                                      4,067               ---
                                                                 ----------------    --------------
       Total current assets                                                43,130            28,682

Property and equipment, net                                                14,014            12,636
Debt issue costs and other assets                                           9,846            10,917
Goodwill and other intangibles, net                                        54,625            53,511
Deferred tax assets                                                        87,943               ---
                                                                 ----------------    --------------
       Total assets                                              $        209,558    $      105,746
                                                                 ================    ==============

       Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
   Current portion of long-term debt                             $            117    $          862
   Accounts payable and accrued expenses                                   46,581            46,606
                                                                 ----------------    --------------
       Total current liabilities                                           46,698            47,468
                                                                 ----------------    --------------

Long-term debt, excluding current portion                                 133,869           152,182
Other noncurrent liabilities                                                4,111             4,037
                                                                 ----------------    --------------
       Total liabilities                                                  184,678           203,687
                                                                 ----------------    --------------

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock, 3,000 shares authorized, 100 shares issued
     and outstanding, $0.01 par value                                        ---               ---
   Additional paid-in capital                                              27,014            27,014
   Accumulated deficit                                                     (2,134)         (124,955)
                                                                 ----------------    --------------
       Total stockholder's equity (deficiency)                             24,880           (97,941)
                                                                 ----------------    --------------
       Total liabilities and stockholder's equity (deficiency)   $        209,558    $      105,746
                                                                 ================    ==============

            See accompany notes to consolidated financial statements.

                Mattress Discounters Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                 (in thousands)

                                                            Ten-Months          Year             Year
                                                              Ended             Ended            Ended
                                                            January 1,       December 30,     December 29,
                                                               2000              2000            2001
                                                          --------------    --------------   --------------
Net sales                                                 $      220,677    $      275,225   $      244,212
Cost of sales                                                    143,007           175,971          166,339
                                                          --------------    --------------   --------------
     Gross profit                                                 77,670            99,254           77,873

General and administrative expenses                               60,895            79,710           83,792
Loss on disposal of Denver assets                                    ---               ---            1,689
Provision for Heilig-Meyers receivable                               ---               ---            1,564
Other operating expenses                                           4,654               ---              ---
                                                          --------------    --------------   --------------
     Income (loss) from operations                                12,121            19,544           (9,172)

Other income (expense):
   Interest income                                                   199               683              312
   Interest expense                                               (8,035)          (19,961)         (21,242)
                                                          --------------    --------------   --------------
     Income (loss) before provision for income taxes               4,285               266          (30,102)
Provision for income taxes                                         2,181               953           92,719
                                                          --------------    --------------   --------------
     Net income (loss)                                    $        2,104    $         (687)  $     (122,821)
                                                          ==============    ==============   ==============

            See accompany notes to consolidated financial statements.

                Mattress Discounters Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Ten-Months           Year              Year
                                                                           Ended             Ended             Ended
                                                                         January 1,       December 30,      December 29,
                                                                            2000              2000              2001
                                                                     ----------------  ----------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                                  $          2,104  $           (687) $       (122,821)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Compensation expense in connection with the
      Recapitalization                                                          3,825               ---               ---
    Depreciation and amortization                                               4,063             4,822             6,052
    Amortization of discount on Senior Notes                                      242               579               633
    Amortization of debt issue costs                                              526             1,338             1,600
    Deferred income taxes                                                      (1,909)              755            92,010
    Provision for obsolete inventory                                              400               ---               926
    Provision for Heilig-Meyers receivable                                        ---               ---             1,564
    Loss (gain) on disposition of property and equipment                           41               (23)            1,732
    Changes in operating assets and liabilities:
      Accounts receivable                                                         348            (2,801)            2,792
      Inventories                                                              (1,066)           (3,580)              932
      Prepaid expenses and other assets                                          (520)             (160)             (778)
      Due to/from parent/affiliate                                             (1,071)            1,179               343
      Accounts payable and accrued expenses                                    10,031            10,110            (2,138)
      Other noncurrent liabilities                                               (546)             (311)              (74)
                                                                     ----------------  ----------------  ----------------
        Net cash provided by (used in) operating activities                    16,468            11,221           (17,227)
                                                                     ----------------  ----------------  ----------------

Cash flows from investing activities:
    Property and equipment expenditures                                        (2,615)           (6,761)           (3,426)
    Proceeds from disposition of property and equipment                           100               ---               297
    Due to/from parent/affiliate                                                 (742)              ---               ---
    Other                                                                         (72)                7               ---
                                                                     ----------------  ----------------  ----------------
        Net cash used in investing activities                                  (3,329)           (6,754)           (3,129)
                                                                     ----------------  ----------------  ----------------

Cash flows from financing activities:
    Payments on long-term debt                                                   (327)             (235)             (124)
    Increase in note payable                                                      ---               ---               549
    Increase in restricted cash                                                   ---               ---            (1,900)
    Long-term borrowings                                                      133,070               ---               ---
    Revolving line of credit borrowings                                         5,205               ---            18,000
    Payments on revolving line of credit borrowings                            (5,205)              ---               ---
    Payment of debt issue costs                                               (10,247)             (718)             (503)
    Distribution to Heilig-Meyers in connection
      with Recapitalization                                                    (1,676)              ---               ---
    Dividend to Mattress Holding Corporation                                 (130,001)              ---               ---
    Capital contributions from Mattress Holding Corporation                     2,200               ---               ---
    Repurchase of stock options                                                   ---            (2,831)              ---
    Other, net                                                                    (12)              ---               ---
                                                                     ----------------  ----------------  ----------------
        Net cash provided by (used in) financing activities                    (6,993)           (3,784)           16,022
                                                                     ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                            6,146               683            (4,334)
Cash and cash equivalents, beginning of period                                  1,366             7,512             8,195
                                                                     ----------------  ----------------  ----------------
Cash and cash equivalents, end of period                             $          7,512  $          8,195  $          3,861
                                                                     ================  ================  ================

            See accompany notes to consolidated financial statements.

                Mattress Discounters Corporation and Subsidiaries
          Consolidated Statements of Stockholder's Equity (Deficiency)
                                 (in thousands)

                                                                                            Retained          Total
                                                                           Additional       earnings      stockholder's
                                                              Common        paid-in       (accumulated       equity
                                                               Stock        capital         deficit)       (deficiency)
                                                             ---------   --------------  --------------  ---------------
Balances as of February 28, 1999                             $      29   $       46,047  $       19,988  $        66,064
Distribution to Heilig-Meyers                                        -           (3,541)              -           (3,541)
Capital contribution from Mattress Holding Corporation
    related to Warrants                                              -            2,200               -            2,200
Recapitalization of Mattress Discounters Corporation               (29)              29               -                -
Stepped-up tax basis related to the Recapitalization                 -           88,703               -           88,703
Compensatory stock options                                           -            2,869               -            2,869
Dividend to Mattress Holding Corporation                             -         (106,462)        (23,539)        (130,001)
Net income                                                           -                -           2,104            2,104
                                                             ---------   --------------  --------------  ---------------

Balances as of January 1, 2000                                       -           29,845          (1,447)          28,398
Repurchase of stock options                                          -           (2,831)              -           (2,831)
Net loss                                                             -                -            (687)            (687)
                                                             ---------   --------------  --------------  ---------------

Balances as of December 30, 2000                                     -           27,014          (2,134)          24,880
Net loss                                                             -                -        (122,821)        (122,821)
                                                             ---------   --------------  --------------  ---------------
Balances as of December 29, 2001                             $       -   $       27,014  $     (124,955) $       (97,941)
                                                             =========   ==============  ==============  ===============

            See accompany notes to consolidated financial statements.

                Mattress Discounters Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements
                        (in thousands, except share data)


1. Organization and Basis of Financial Statement Presentation

   Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at December 29, 2001 and December 30, 2000, and the periods presented herein include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). All significant intercompany accounts and transactions of the Company have been eliminated. The financial position and operating results of Mattress Discounters, T.J.B. and Bedding Experts for periods prior to August 5, 1999, were combined in the financial statements as each entity was under common ownership and control by Heilig-Meyers Company ("Heilig-Meyers") through August 5, 1999. Immediately prior to the closing of the recapitalization of the Company's parent (as described below) on August 6, 1999, Heilig-Meyers contributed all of the issued and outstanding stock of Mattress Discounters, T.J.B. and Bedding Experts to the capital of Heilig-Meyers Associates, Inc., a Virginia corporation ("HMA"). Immediately after this capital contribution, Mattress Discounters, T.J.B. and Bedding Experts became wholly owned subsidiaries of HMA. Immediately after the recapitalization of the Company's parent (as described below), the issued and outstanding stock of T.J.B. and Bedding Experts was contributed to the capital of Mattress Discounters. Accordingly, subsequent to August 6, 1999, the financial statements have been consolidated. For consistency of presentation, the combined financial statements in this annual report are referred to as consolidated, rather than combined financial statements. However, the existence of common ownership and control of the entities, as described above, could have resulted in operating results or financial position of the entities that would be significantly different from those that would have been achieved if the enterprises were autonomous.

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

   Concurrent with the Recapitalization of Holdings, the Company issued 140,000 units consisting of $140 million of Mattress Discounters Corporation senior notes due 2007 (the "Senior Notes") and warrants to purchase 679,000 shares of Class A common stock and 75,460 shares of Class L common stock of Holdings (the "Warrants"); and entered into a $20 million senior credit facility (the "Senior Credit Facility") of which approximately $5.2 million was drawn at the Closing Date (see Note 8).

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

   In addition to the above pretax charge, the Company recorded the following transactions resulting from the consummation of the Transaction Agreement:

     (i) The deemed settlement and net distribution from capital of the note receivable from Heilig-Meyers of $6.0 million, the elimination and distribution of current taxes payable to Heilig-Meyers of $4.3 million, and the distribution of excess cash at the Closing Date of $1.7 million to Heilig-Meyers;

     (ii) The establishment of deferred income taxes and additional paid-in capital of approximately $88.7 million resulting from a new basis in the Company's assets for income tax reporting purposes as a result of the parties to the Transaction Agreement electing to treat the transactions as a taxable event pursuant to section 338(h)(10) of the Internal Revenue Code;

     (iii) The payment of financing fees of approximately $10.0 million, which have been deferred in the consolidated balance sheet;

     (iv) The contribution of capital from Holdings representing the granting of the Management Stock Options to employees of the Company and the Warrants in Holdings' common stock issued in connection with the Senior Notes; and

     (v) The dividend distribution of approximately $130.0 million from the Company to Holdings to partially fund the Recapitalization of Holdings.

   Subsequent to the Closing, Holdings submitted its claim for a working capital adjustment to Heilig-Meyers under the Transaction Agreement. In connection with the working capital adjustment, on December 22, 1999, Heilig-Meyers agreed to pay to Holdings $2.0 million. In addition, Heilig-Meyers agreed to reduce the outstanding principal amount of its $7.5 million 12% Junior Subordinated Promissory Note of Holdings to $5.9 million. The working capital adjustment transactions were accounted for by Holdings as a reduction to merger consideration. Heilig-Meyers also agreed to discharge certain lease obligations of the Company aggregating approximately $42.

2. Liquidity

   During the year ended December 29, 2001, the Company incurred a pre-tax loss of $30.1 million. The Company expects to incur a pre-tax loss in 2002 before considering gains or losses from any asset sales. As of December 29, 2001, the Company's current assets totaled $28.7 million and current liabilities were $47.5 million, resulting in a net working capital deficit of approximately $18.8 million. The Company's stockholder's deficiency was $97.9 million as of December 29, 2001.

   The Company's liquidity has been, and continues to be, constrained. During 2001, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As further discussed in Note 8, the Company has successfully renegotiated its senior credit facility, which has resulted in an increase in the total commitment from $20.0 million to $30.0 million. However, at March 28, 2002, the total outstanding borrowings under this credit facility aggregated $28.0 million, and there is no additional availability under the facility.

   In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue methods to expand its business activities and to pursue opportunities to make its operations more efficient. The Company's 2002 operating plan calls for new store openings, reductions to current inventory levels, increased payment terms with a related party, improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believes that successful execution of the 2002 operating plan will result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, no assurances can be given that the Company will be able to achieve all or part of the objectives discussed above. Further, if the Company's operations are unable to generate cash flow levels at or above its current 2002 projections, the Company may not have sufficient funds to meet its current obligations over the next twelve months. Should such events occur, management is committed to implementing all or a portion of its contingency plan. Such plan has been developed and designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets, reducing advertising expenditures, and reducing general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company's financial position, results of operations and cash flows.

3. Summary of Significant Accounting Policies

   Fiscal Year
   -----------

   On November 5, 1999, the Company elected to change its fiscal year from the last day of February to the closest Saturday to December 31, beginning with the ten-months ended January 1, 2000. Due to the periods presented, the financial statements presented herein are not fully comparable. Certain reclassifications of the 2000 financial statements and related footnotes have been made to conform to the financial statement presentation used in 2001.

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

   Fair Value of Financial Instruments
   -----------------------------------

   The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments. The fair value of Senior Notes is approximately $28 million, based on quoted market prices at December 29, 2001. The carrying value of the senior credit facility approximates fair value based on the similar terms of the amended senior credit facility.

   Cash and Cash Equivalents
   -------------------------

   Cash equivalents include time deposits with maturities of three months or less when purchased. Restricted cash and cash equivalents are included in other assets.

   Accounts Receivable
   -------------------

   Accounts receivable are primarily comprised of amounts due to the Company pursuant to vendor cooperative advertising and rebate agreements, and bank-financed customer sales.

   Due from Affiliate
   ------------------

   Due from affiliate at December 30, 2000 represented sales to Heilig-Meyers for mattresses, box springs and foundations manufactured by the Company, and noninterest-bearing loans to Heilig-Meyers, for periods prior to August 6, 1999.

   Inventories
   -----------

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Manufactured inventories include raw materials, direct labor and manufacturing overhead.

   Property and Equipment
   ----------------------

   Property and equipment are stated at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Improvements to leased property are amortized over their estimated useful lives or lease period, whichever is shorter. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the asset life or term of the lease. Normal repairs and maintenance are expensed as incurred. Expenditures which significantly extend asset useful lives are capitalized. The estimated useful lives are 30 to 31.5 years for buildings, 3 to 7 years for furniture, fixtures, equipment and vehicles, and 2 to 15 years for leasehold improvements. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

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

   Debt Issue Costs
   ----------------

   Debt issue costs are capitalized and amortized to interest expense over the terms of the related debt.

   Goodwill and Other Intangibles
   ------------------------------

   The Company amortizes goodwill on a straight-line basis over forty years. Other intangibles, including its trademark and copyright, are amortized over their economic lives, which range from 3 to 20 years. Goodwill and other intangible assets are reviewed for impairment whenever the facts and circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized by a charge to operating results and a reduction in the carrying value of the intangible asset.

   Revenues and Costs of Sales
   ---------------------------

   Sales revenue is recognized upon delivery and acceptance of mattresses and bedding products by the Company's customers. Sales are presented net of returns. The Company includes fees billed for deliveries as revenues. Cost of sales includes occupancy and delivery expenses.

   Advertising Costs
   -----------------

   Costs incurred for advertising are expensed in the period in which the advertising takes place. The Company records cooperative advertising funds as a reduction of advertising expense, when the Company has earned the cooperative advertising income. Net advertising expense recognized during the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001 was $7,270, $9,984 and $10,795, respectively.

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

   Stock-Based Compensation
   ------------------------

   The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123. Accordingly, compensation costs for Holdings' stock options granted to employees of the Company is measured as the excess, if any, of the fair value of Holdings' stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for Holdings' stock options granted to non-employees is measured as the fair value of the option at the date of grant. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

      New Accounting Pronouncements
      -----------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in their contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133, as amended, effective December 31, 2000, and there was no impact on the Company's financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of SFAS 141 had no impact on the Company's financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the 40-year limitation on the amortization period of intangible assets that have finite lives. SFAS 142 will apply to goodwill and other intangible assets arising from transactions completed before and after the effective date of the Statement. The Company will adopt the provisions of SFAS 142 in its first quarter of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determination as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to these reporting units. The Company has not yet determined the effect these impairment tests will have on the Company's earnings. The adoption of the nonamortization provision of this pronouncement will result in a reduction in our amortization expense of approximately $1.6 million in fiscal 2002, but will have no impact on cash flow.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the year commencing December 30, 2001. The Company does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

4.    Inventories

      Inventories are summarized as follows:

                                          December 30,       December 29,
                                              2000               2001
                                       ------------------ ------------------

              Finished goods           $          18,235  $          16,803
              Work in process                        199                157
              Raw materials                        1,404              1,020
                                       ------------------ ------------------
                                       $          19,838  $          17,980
                                       ================== ==================

      During the fourth quarter of 2001, the Company recorded a provision for inventory obsolescence of $926. As of December 30, 2000 and December 29, 2001, the Company had reserves for inventory obsolescence of $0 and $926, respectively.

      Sealy is our exclusive supplier of name brand beds until June 30, 2007 under an agreement with Sealy Mattress Company. The equity investors or their related parties, who are the indirect beneficial owners of approximately 93% of Holdings, are also the beneficial owners of approximately 93% of the voting common stock of Sealy, and effectively control both companies. During the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001, the Company purchased approximately 64%, 68% and 63%, respectively, of its retail inventory purchases from this supplier.

5.    Property and Equipment

      Property and equipment consist of the following:

                                                                 December 30,       December 29,
                                                                     2000               2001
                                                              ------------------ ------------------
       Land and buildings                                     $           1,042  $           1,042
       Computer equipment and software                                    3,592              6,776
       Furniture, fixtures, equipment, and vehicles                      12,544             13,049
       Leasehold improvements                                            14,305             12,944
                                                              ------------------ ------------------
                                                                         31,483             33,811
       Less:  Accumulated depreciation and amortization                  17,469             21,175
                                                              ------------------ ------------------
                                                              $          14,014  $          12,636
                                                              ================== ==================

      Depreciation expense for the ten-months ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001 was $2,731, $3,304 and $4,233, respectively.

6.    Goodwill and Other Intangibles

      Goodwill and other intangibles consist of the following:

                                                 Straight-
                                                    Line
                                                Amortization
                                                   Period          December 30,       December 29,
                Description                       (years)              2000               2001
--------------------------------------------- ---------------- ------------------- ------------------
Goodwill                                             40        $           59,541  $          59,981
Trademark                                            20                       300                300
Copyrights                                            3                        43                 43
                                                               ------------------- ------------------
                                                                           59,884             60,324
Less:  Accumulated amortization                                             5,259              6,813
                                                               ------------------- ------------------
                                                               $           54,625  $          53,511
                                                               =================== ==================

      Amortization expense for the ten-months ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001 was $1,332, $1,518 and $1,819, respectively.

      Subsequent to December 29, 2001, the Company ceased operations at its Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture product for Heilig-Meyers, which has now ceased operations in connection with Heilig-Meyers' bankruptcy proceedings. Based upon management's review of all available objective evidence, the recoverability of goodwill recorded in the Company's records for the Alabama plant is uncertain. Accordingly, the Company recorded a non-cash charge of $243 at December 29, 2001 to write-off the unamortized goodwill related to the Alabama plant. Such charge is included in general and administrative expenses in the accompanying statement of operations. Management believes that the net carrying value of tangible assets related to the Alabama plant approximates fair value.

7.    Accounts Payable and Accrued Liabilities

      Current accounts payable and accrued expenses consists of the following:

                                                                December 30,       December 29,
                                                                    2000               2001
                                                             ------------------ ------------------
       Accounts payable                                      $          26,757  $          26,952
       Accrued salaries, taxes and benefits                              4,589              3,332
       Accrued sales tax                                                 1,043                999
       Accrued interest                                                  8,188              8,441
       Customer deposits and layaway                                     3,033              3,398
       Other                                                             2,971              3,484
                                                             ------------------ ------------------
       Total                                                 $          46,581  $          46,606
                                                             ================== ==================


       During the year ended December 30, 2000 and the year ended December 29, 2001, the Company recorded severance expense of approximately $2.0 million and $0.7 million, respectively, related to the resignations of certain executives. Approximately $1.2 million and $0.3 million of the severance expense was unpaid as of December 30, 2000 and December 29, 2001, respectively.



      Noncurrent liabilities consist of the following:

                                                                December 30,       December 29,
                                                                    2000               2001
                                                             ------------------ ------------------
       Accrued rent                                          $           2,231  $           1,675
       Workers compensation reserve                                      1,557              2,057
       Other                                                               323                305
                                                             ------------------ ------------------
       Total                                                 $           4,111  $           4,037
                                                             ================== ==================


8.    Amended Senior Credit Facility

      Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the "Prior Senior Credit Facility") originally entered into to finance a portion of the Recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at December 29, 2001 under the Prior Senior Credit Facility was $18.0 million with a weighted average interest rate of 8.7% for the year then ended. At December 29, 2001, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, the Company entered into an amended and restated Senior

      Credit Facility (the "Amended Senior Credit Facility") on January 11, 2002, which increased available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either; (1) the base rate, which is the higher of the prime lending rate (4.75% at December 29, 2001), the secondary market rate for three month depository certificates plus up to 1% or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate (1.8% at December 29, 2001) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans.

      Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing on March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment. However, the Tranche B commitment has a corresponding increase of $250 each quarter commencing on March 31, 2002, that can be used to fund the quarterly Tranche A payments.

      The Amended Senior Credit Facility requires that the Company meet certain levels of consolidated EBITDA, which is measured at the end of each fiscal quarter, beginning with the first quarter of 2002. In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to engaging in transactions with affiliates; prepaying subordinated debt and the Senior Notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures. The revolving loans under the Amended Senior Credit Facility are due in February 2004.

      The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and also from excess cash flow, as defined in the agreement.

      Our primary supplier, a related party, purchased a $12.5 million participation in our Amended Senior Credit Facility.

      T.J.B., Bedding Experts and Holdings have guaranteed the Company's obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all assets of the Company.

      At December 30, 2000 and December 29, 2001, the Company had approximately $2.3 million and $3.9 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001.

9.    Long-Term Debt

      Long-term debt consists of the following:

                                                                                   December 30,       December 29,
                                                                                       2000               2001
                                                                                ----------------- --------------------
      Senior notes, maturing July 15, 2007, with an effective interest rate of 13.71%, net of unamortized discount of $6.5 million and $5.9 million, at December 30, 2000 and December 29, 2001, respectively.
         Interest is payable semi-annually on January 15 and July 15 of each
         year.                                                                $           133,549 $          134,182
      Senior Credit Facility, line of credit revolver expiring in February
         2004 (see Note 8)                                                                    ---             18,000
      Other                                                                                   437                862
                                                                               ------------------ -------------------
                                                                                          133,986            153,044
      Less: Current portion of long term debt                                                 117                862
                                                                               ------------------ -------------------
      Long-term debt, excluding current portion                                $          133,869 $          152,182
                                                                               ================== ===================

      On August 6, 1999, the Company issued 140,000 Units consisting of $140 million aggregate principal amount of 12 5/8% Senior Notes ("Senior Notes") due July 15, 2007, of Mattress Discounters and separately transferable warrants (the "Warrants") to purchase an aggregate of 679,000 shares of Class A common stock and 75,460 shares of Class L common stock of Holdings. The discount on the Senior Notes is being amortized through July 15, 2007, using the interest method. The notes are guaranteed on a senior uncollateralized basis by T.J.B. and Bedding Experts and, to the extent applicable, future domestic subsidiaries of the Company. The Company registered the Senior Notes with the Securities and Exchange Commission in July 2000.

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

      The Warrants entitle the holders thereof to acquire an aggregate of 679,000 shares of Holdings' Class A common stock and 75,460 shares of Holdings' Class L common stock, representing approximately 5% of Holdings' fully diluted common stock immediately after giving effect to the consummation of the Transaction Agreement. The Warrants will expire on July 15, 2007 (the "Expiration Date"). Each Warrant entitles the holder to acquire, on or after the Exercisability Date (as defined below) and prior to the Expiration Date, 4.850 shares of Holdings' Class A common stock and
      0.539 shares of Holdings' Class L common stock at a price equal to $0.01 per share, subject to adjustment from time to time upon the occurrence of certain changes in the Class A common stock and Class L common stock and certain issuances of Class A common stock and Class L common stock, options or convertible securities of Holdings.

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

      The net proceeds from the sale of the Notes and Warrants was $134.9 million. Holdings and the Company have determined that approximately $2.2 million of the net proceeds should be allocated to the Warrants, based on the relative fair values of the Notes and Warrants. Accordingly, this amount has been reflected in the Company's financial statements as a contribution of capital from Holdings. The fair value of the warrants was determined based on the value of Holdings' equity purchased by Bain Capital and the other Holdings' equity investors. This value was discounted by 40% to reflect the minority portion since the warrants issued only represent 5% of our fully diluted ownership and the limitations on the transferability of ownership of the minority interest.

    The aggregate maturties of long term debt are as follows:

                   Year                               Amount
                   ----                         ------------------

                   2002                         $              862
                   2004                                     18,000
                   2007                                    134,182
                                                ------------------
                   Total                        $          153,044
                                                ==================

    Interest payments of $228, $17,025 and $20,989 were made during the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the ended December 29, 2001, respectively.

10. Income Taxes

    The provision for income taxes in the consolidated financial statements for periods prior to August 6, 1999, reflect tax calculations on a separate company basis and do not reflect actual taxes owed by the Company on the Heilig-Meyers consolidated tax return through August 5, 1999. The provision for income taxes for the years ended December 30, 2000 and December 29, 2001 also reflect tax calculations on a separate company basis and do not reflect actual taxes owed by the Company on the Holdings consolidated tax return.


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

    At December 30, 2000, deferred tax assets aggregated $92.0 million. These deferred tax assets primarily relate to net operating loss carryforwards and future goodwill amortization deductions. The future utilization of these tax assets is dependent upon the generation of future taxable income. During the year ended December 29, 2001, events and circumstances caused the Company to reevaluate the recoverability of its deferred tax assets. Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, a non-cash charge in the aggregate amount of $92.0 million has been recorded during the year ended December 29, 2001 to establish a 100% valuation allowance against the deferred tax assets. Such charge is reflected in the provision for income taxes in the accompanying statement of operations. The recording of the deferred tax asset valuation allowance for financial reporting purposes does not have any impact on the Company's ability to offset future taxable income. Primarily as a result of the Company's pre-tax loss incurred for the year ended December 29, 2001, additional tax net operating losses have been generated and, as such, give rise to an additional deferred tax asset of $18,698. Accordingly, the Company recorded a corresponding increase in its deferred tax asset valuation allowance at December 29, 2001.

    The provision for income taxes consists of the following:

                                           Ten-Months
                                             Ended           Year Ended         Year Ended
                                           January 1,       December 30,       December 29,
                                              2000              2000               2001
                                        ---------------   ----------------  -----------------
    Current:                            $         3,446   $              -  $               -
      Federal                                       644                198                709
      State                             ---------------   ----------------  -----------------
                                                  4,090                198                709
                                        ---------------   ----------------  -----------------

    Deferred:                                    (1,622)               642             78,209
      Federal                                      (287)               113             13,801
      State                             ---------------   ----------------  -----------------
                                                 (1,909)               755             92,010
                                        ---------------   ----------------  -----------------
                                        $         2,181   $            953  $          92,719
                                        ===============   ================  =================

    The temporary differences that gave rise to significant portions of the net deferred tax assets as of December 30, 2000 and December 29, 2001 consist of the following:

                                                                          December 30,       December 29,
                                                                              2000              2001
                                                                      ------------------ -------------------
   Deferred tax assets:
     Net operating loss carryforwards                                 $           10,175 $           31,274
     Goodwill                                                                     74,980             72,606
     Inventories                                                                   4,027              4,397
     Accrued liabilities and noncurrent liabilities                                2,474              2,118
     Property and equipment                                                          314                313
     Accounts receivable                                                              40                ---
                                                                      ------------------ -------------------
                                                                                  92,010            110,708
     Less: valuation allowance                                                       ---           (110,708)
                                                                      ------------------ -------------------
                                                                      $           92,010 $              ---
                                                                      ================== ===================

    Net operating loss carryforwards at December 29, 2001 aggregated approximately $78.2 million and are available to offset future taxable income. Net operating loss carryforwards begin to expire in 2020. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards that can be utilized.

    A reconciliation of the statutory federal income tax rate to the Company's effective rate is provided below:

                                                                Ten-Months      Year           Year
                                                                  Ended         Ended          Ended
                                                                January 1,   December 30,  December 29,
                                                                   2000          2000          2001
                                                              ------------------------------------------
     Statutory federal income tax rate                             34.0%         34.0%        (34.0)%
     State income taxes, net of federal income tax benefit          7.9%        117.2%          1.6%
     Goodwill amortization                                         10.4%        194.3%          2.1%
     Valuation allowance                                            ---           ---         338.2%
     Other, net                                                    (1.5)%        12.8%          0.1%
                                                              ------------------------------------------
                                                                   50.8%        358.3%        308.0%
                                                              ==========================================

    Federal and state income tax payments of $461 were made to Heilig-Meyers during the ten-month period ended January 1, 2000. The Company paid federal and state income taxes of $71 and $817 during the years ended December 30, 2000 and December 29, 2001, respectively, of which $688 of state income taxes were paid in 2001 for periods prior to August 6, 1999.

11. Retirement Plans

    As of January 1, 1999 the Company began participating in the Heilig-Meyers' qualified profit-sharing and retirement savings plan, which included a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and covered substantially all of the Company's employees. Subsequent to the Recapitalization, the Company created a proto-type plan, with substantially the same provisions as the plan with Heilig-Meyers. The plan expense for the Company participants recognized in the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001, was $152, $191 and $211, respectively.

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

    Future minimum lease payments under operating leases are as follows:

                                                                Operating
                                                                  Leases
                                                           ------------------

              2002                                         $           27,723
              2003                                                     24,695
              2004                                                     19,493
              2005                                                     14,724
              2006                                                      9,709
              Thereafter                                               20,851
                                                           ------------------
              Total minimum lease payments                 $          117,195
                                                           ==================

    Total rental expense under operating leases for the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001, was $16,891, $21,945 and $26,215, respectively.

    Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices or to reflect normal step increases with the passage of time. Rent expense is calculated on straight-line basis with the difference between actual cash rental payments and straight-line rental expense recorded as accrued rent (see Note 7). Certain leases provide for contingent rentals which are based on sales volumes.

    Included in the above future minimum lease payments are certain properties that the Company has subleased to third parties. Such sublease agreements provide for future annual rental income, used to reduce rent expense, through 2008, with minimum sublease rental income aggregating $1,032 in 2002, $600 in 2003, $253 in 2004, $209 in 2005, $99 in 2006, and $47
    thereafter.

    Additionally, in connection with previous store closings in the New York and Denver markets, the Company entered into sublease agreements for certain locations whereby the subtenant pays the operating lease obligations directly to the landlord. However, the Company is contingently liable for future rentals with respect to such subleases if the subleasee defaults on their commitment. Future minimum rents associated with these subleases are $2,461 in 2002, $2,007 in 2003, $1,477 in 2004, $1,279 in 2005, $913 in 2006
    and $1,645 thereafter.

    Subsequent to December 29, 2001, the Company entered into an agreement with an affiliate of Sealy for the exchange and assignment of certain operating leases. Pursuant to the terms of the agreement, the Company has assumed leases for four stores in the Richmond, Virginia market in exchange for the affiliate assuming leases for eight stores in the Tampa, Florida market. Further, the Company has a continuing liability under the Tampa, Florida leases in the event the affiliate defaults on its commitment under these lease assignments. Future minimum rents associated with the eight Tampa, Florida leases are $484 in 2002, $429 in 2003, $292 in 2004, $186 in 2005,
    $143 in 2006 and $297 thereafter. Future minimum rents associated with the four Richmond, Virginia leases are $327 in 2002, $329 in 2003, $243 in 2004, $133 in 2005, $87 in 2006 and $403 thereafter.

    Legal Matters
    -------------

    The Company is party to various proceedings from time to time arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on the business, financial condition or results of operations. Additionally, as of December 29, 2001, the Company is a defendant in a State Court class action lawsuit brought by certain current or former employees. The Company is currently unable to determine the outcome or the loss, if any, that may occur as a result of this litigation.

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

13. Stock Option and Performance Stock Award Plans

    In August 1999, in connection with the Recapitalization, 637,500 options were granted to certain of the Company's executives by Holdings, to purchase Holdings' Class A and Class L common stock. These options ("Management Stock Options") were immediately exercisable with exercise prices below fair value, resulting in a non-cash compensation charge of approximately $2.9 million at the grant date. During the year ended December 30, 2000, Management Stock Options for 629,167 shares were repurchased by the Company in connection with the resignations of certain executives for approximately $2.8 million, and the Company recorded compensation expense of $90,000 related to the repurchase of the Management Stock Options. The repurchase of the stock options has been recorded as a reduction of additional paid-in capital. The Management Stock Options expire ten years from the date of grant. There were no Management Stock Options exercised during the year ended December 29, 2001, 7,500 options exercised in fiscal 2000, and no options exercised during the ten-months ended January 1, 2000.

    During the year ended December 29, 2001, the year ended December 30, 2000, and the ten-months ended January 1, 2000, non-qualified options for 20,000, 899,760 and 1,560,057 shares, respectively, were granted to employees ("Employee Stock Options") to purchase Holdings' Class A common stock for $0.67 per share and are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 20% of the shares under option and generally expire ten years from the date of grant. During the year ended December 29, 2001, the year ended December 30, 2000, and the ten-months ended January 1, 2000, Employee Stock Options for 528,537, 1,264,960 and zero shares, respectively, were forfeited by employees. No Employee Stock Options have been exercised.

    The fair value of options granted (which is amortized to expense over the option-vesting period in determining the pro forma impact) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                For the
                                                               Ten-month        For the         For the
                                                              Period ended     Year ended      Year ended
                                                               January 1,     December 30,    December 29,
                                                                  2000            2000            2001
                                                           ------------------------------------------------
        Expected life of option                                5.7 years       6.0 years       6.0 years
        Risk free interest rate                                     6.07%           6.35%           5.18%
        Expected volatility of Holdings' stock                     39.81%          37.74%          40.26%
        Expected dividend yield                                     0.00%           0.00%           0.00%

    The weighted-average fair value of Management Stock Options and non-qualified options granted to employees was $44.05 and $0.33, respectively, during the ten-months ended January 1, 2000. The weighted-average fair value of non-qualified options granted to employees was $0.32 during each of the years ended December 30, 2000 and December 29, 2001. If the Company used the fair value-based method of accounting for these stock options and charged compensation cost against operations, over the vesting period, based on the fair value of options at the date of grant, net income (loss) would have changed to the following pro forma amounts:

                                                 For the
                                                Ten-month           For the            For the
                                               Period ended        Year ended         Year ended
                                                January 1,        December 30,       December 29,
                                                   2000               2000               2001
                                             ----------------  -----------------------------------
        Net income (loss):
           As reported                        $         2,104   $          (687)   $      (122,821)
           Pro forma                          $         1,825   $          (782)   $      (122,909)

    The following table summarizes information about stock options outstanding at December 30, 2000 and December 29, 2001:

                                                                   December 30,     December 29,
        Description of Option and Exercise Price                       2000             2001
        ----------------------------------------                  --------------  ----------------
        Holdings' Class A Common Stock Options - $ 0.67                1,205,981           697,444
        Holdings' Class L Common Stock Options - $13.50                      833               833
                                                                  --------------  ----------------
                                                                       1,206,814           698,277
                                                                  ==============  ================

    As of December 29, 2001, 833 Management Stock Options and 249,600 non-qualified options were exercisable. The weighted average remaining contractual life for stock options outstanding at December 29, 2001 is approximately 8 years.

14. Segment Information

    Retail
    ------

    Sale of mattresses and bedding products through 300 retail locations at December 29, 2001.

    Manufacturing
    -------------

    Manufacture and sale of mattresses, box springs and foundations to the retail segment and an affiliate and to unrelated third parties.

    The accounting policies of these segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                             Manufacturing
                                                 ---------------------------------------
                                                   Retail      Affiliates /                 Interco.
                  Period (1)           Retail      Segment    Third Parties     Total        Elim.       Consolidated
              ---------------------  ----------  -----------  -------------  -----------  -----------  ----------------
  Net Sales     December 29, 2001  $   242,455   $    36,238        $ 1,757  $    37,995  $    36,238  $        244,212
                December 30, 2000      260,414        39,545         14,811       54,356       39,545           275,225
                  January 1, 2000      211,062        34,262          9,615       43,877       34,262           220,677

                                                                                     Corporate /
                                Period (1)           Retail       Manufacturing         Other        Consolidated
                        -------------------------- ----------  -------------------- -------------- ----------------
  Segment profit (2)            December 29, 2001  $ (16,916)        $    7,744     $     -        $      (9,172)
                                December 30, 2000      7,999             11,545           -               19,544
                                  January 1, 2000      2,459              9,662           -               12,121

  Depreciation                  December 29, 2001      4,942              1,110           -                6,052
      and amortization          December 30, 2000      3,865                957           -                4,822
                                  January 1, 2000      3,196                867           -                4,063

  Capital expenditures          December 29, 2001      3,396                 30           -                3,426
                                December 30, 2000      6,564                197           -                6,761
                                  January 1, 2000      2,150                465           -                2,615

  Identifiable assets(3)        December 29, 2001     27,881              2,735         75,130           105,746
                                December 30, 2000     30,105              3,747        175,706           209,558

  -----------------------------------------------------------------------------------------------------------------

(1) Periods are as follows: year ended December 29, 2001, year ended December 30, 2000 and ten-months ended January 1, 2000.
(2)  Segment profit represents income (loss) from operations.
(3) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.

15.  Related Party

     The Company currently accrues an annual advisory fee of $1.0 million to Bain Capital for management and advisory services, plus out-of-pocket expenses. During the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001, the Company recognized expense for approximately $0.4 million, $1.2 million and $1.2 million, respectively.

     Revenues from sales to Heilig-Meyers of mattresses, box springs and foundations were $9,615, $14,811 and $1,739 for the ten-month period ended January 1, 2000, the year ended December 30, 2000 and the year ended December 29, 2001, respectively.

     The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1,564. While the Company continues to pursue its rights related to this claim, events occurring in the second quarter of 2001 caused management to believe that the recoverability of this amount was uncertain. Accordingly, a charge of $1,564 was recorded during the second quarter of 2001 to establish a reserve against this outstanding receivable.

     Prior to August 6, 1999, Heilig-Meyers allocated costs to the Company for certain services including cash management, real estate, tax and accounting, and information technology support. In addition, Heilig-Meyers allocated other corporate overhead costs including executive management and the treasury department based on the Company's budgeted sales and bonuses. Amounts allocated to the Company were approximately $707 for the period of March 1, 1999 through August 5, 1999. Management believes the allocation of these costs is reasonable.

16.  Consolidating Financial Information

     The Company's Amended Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters' current and future, direct and indirect subsidiaries. The following is summarized condensed consolidating financial information of the Company, segregating the parent company (Mattress Discounters) and its guarantor subsidiaries. As described in Note 1--Organization and Basis of Financial Statement Presentation, each of Mattress Discounters' subsidiaries are wholly-owned. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be beneficial to investors.

          Index to Condensed Consolidating Information
          --------------------------------------------

          .  Consolidating Balance Sheets at December 29, 2001
          . Consolidating Statements of Operations for the year ended December 29, 2001
          . Condensed Consolidating Statements of Cash Flows for the year ended December 29, 2001
          .  Consolidating Balance Sheets at December 30, 2000
          . Consolidating Statements of Operations for the year ended December 30, 2000
          . Condensed Consolidating Statements of Cash Flows for the year ended December 30, 2000
          . Consolidating Statements of Operations for the ten-month period ended January 1, 2000
          . Condensed Consolidating Statements of Cash Flows for the ten-month period ended January 1, 2000.

                          Consolidating Balance Sheets
                                December 29, 2001
                                 (in thousands)

                                                           Mattress
                                                          Discounters
                                                          Corporation
                                                            (Parent        Guarantor        Consolidating     Consolidated
                                                           Company)       Subsidiaries       Adjustments         Totals
                                                        --------------- ---------------- ------------------ ----------------
                        Assets
Cash and cash equivalents                               $        3,556  $           305  $        -         $         3,861
Accounts receivable                                              3,684            1,658           -                   5,342
Inventories, net                                                12,348            5,840               (208)          17,980
Prepaid expenses and other current assets                        1,486               13           -                   1,499
Intercompany receivable                                          4,038            4,765             (8,803)         -
                                                        --------------- ---------------- ------------------ ----------------
      Total current assets                                      25,112           12,581             (9,011)          28,682

Property and equipment, net                                      9,798            2,838           -                  12,636
Debt issue costs and other assets                               10,382              535           -                  10,917
Goodwill and other intangibles, net                             45,507            8,004           -                  53,511
Investment in subsidiaries                                         927         -                      (927)         -
                                                        --------------- ---------------- ------------------ ----------------
      Total assets                                      $       91,726  $        23,958  $          (9,938) $       105,746
                                                        =============== ================ ================== ================

  Liabilities and Stockholder's Equity (Deficiency)
Current portion of long-term debt                       $          549  $           313  $        -         $           862
Accounts payable and accrued expenses                           34,210           12,396           -                  46,606
Intercompany payable                                           -                  9,011             (9,011)         -
                                                        --------------- ---------------- ------------------ ----------------
      Total current liabilities                                 34,759           21,720             (9,011)          47,468
                                                        --------------- ---------------- ------------------ ----------------

Long-term debt, excluding current portion                      152,182         -                  -                 152,182
Other noncurrent liabilities                                     2,726            1,311                               4,037
                                                        --------------- ---------------- ------------------ ----------------
      Total liabilities                                        189,667           23,031             (9,011)         203,687
                                                        --------------- ---------------- ------------------ ----------------

Stockholder's equity (deficiency):
  Common stock                                                 -               -                  -                 -
  Additional paid-in capital                                    27,014         -                  -                  27,014
  Retained earnings (accumulated deficit)                     (124,955)             927               (927)        (124,955)
                                                        --------------- ---------------- ------------------ ----------------
      Total stockholder's equity (deficiency)                  (97,941)             927               (927)         (97,941)
                                                        --------------- ---------------- ------------------ ----------------
      Total liabilities and stockholder's equity
      (deficiency)                                      $       91,726  $        23,958  $          (9,938) $       105,746
                                                        =============== ================ ================== ================

                     Consolidating Statements of Operations
                      For the Year Ended December 29, 2001
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent         Guarantor      Consolidating      Consolidated
                                                      Company)       Subsidiaries     Adjustments          Totals
                                                  ---------------  ----------------  ---------------  ----------------
Net sales                                         $      168,234   $        89,232   $      (13,254)  $       244,212
Cost of sales                                            111,239            62,151           (7,051)          166,339
                                                  ---------------  ----------------  ---------------  ----------------
  Gross profit                                            56,995            27,081           (6,203)           77,873
General and administrative expenses                       57,585            29,460                -            87,045
                                                  ---------------  ----------------  ---------------  ----------------

  Loss from operations                                      (590)           (2,379)          (6,203)           (9,172)

Interest income                                              311                 1                -               312
Interest expense                                         (21,209)              (33)               -           (21,242)
Other income/(expense), net                               (2,428)                -            2,428                 -
                                                  ---------------  ----------------  ---------------  ----------------
Loss before income taxes                                 (23,916)           (2,411)          (3,775)          (30,102)
Provision for income taxes                                92,702                17                -            92,719
                                                  ---------------  ----------------  ---------------  ----------------
Net loss                                          $     (116,618)  $        (2,428)  $       (3,775)  $      (122,821)
                                                  ===============  ================  ===============  ================


                     Consolidating Statements of Cash Flows
                      For the Year Ended December 29, 2001
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent           Guarantor     Consolidating      Consolidated
                                                      Company)        Subsidiaries     Adjustments          Totals
                                                  ---------------  ----------------  ---------------- ------------------
Cash flows provided by (used in) operating
   activities                                     $      (17,961)  $           734                -         $   (17,227)
Cash flows used in investing activities                   (2,345)             (784)               -              (3,129)
Cash flows provided by (used in) financing
   activities                                             16,076               (54)               -              16,022
                                                  ---------------  ----------------  ---------------- ------------------
Net decrease in cash and cash equivalents                 (4,230)             (104)               -              (4,334)
Cash and cash equivalents, beginning of year               7,786               409                -               8,195
                                                  ---------------  ----------------  ---------------- ------------------
Cash and cash equivalents, end of year            $        3,556   $           305   $            -         $     3,861
                                                  ===============  ================  ================ ==================

                          Consolidating Balance Sheets
                                December 30, 2000
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent         Guarantor      Consolidating      Consolidated
                                                      Company)       Subsidiaries     Adjustments          Totals
                                                  --------------- ----------------  ---------------- ------------------
                        Assets
Cash and cash equivalents                         $        7,786  $            409                -  $           8,195
Accounts receivable                                        5,102             3,032                -              8,134
Inventories, net                                          13,033             7,067  $          (262)            19,838
Prepaid expenses and other current assets                    950                39                -                989
Due from affiliate, net                                    1,907                 -                -              1,907
Intercompany receivable                                    3,270             1,993           (5,263)                 -
Deferred tax assets                                        3,693               374                               4,067
                                                    ------------- ----------------  ---------------- ------------------
      Total current assets                                35,741            12,914           (5,525)            43,130

Property and equipment, net                               10,202             3,812                -             14,014
Debt issue costs and other assets                          9,503               343                -              9,846
Goodwill and other intangibles, net                       46,372             8,253                -             54,625
Investment in subsidiaries                                 3,355                 -           (3,355)                 -
Deferred tax assets                                       87,785               158                -             87,943
                                                  --------------- ----------------  ---------------- ------------------
      Total assets                                $      192,958  $         25,480  $        (8,880) $         209,558
                                                  =============== ================  ================ ==================

      Liabilities and Stockholder's Equity
Current portion of long-term debt                 $           69  $             48  $             -  $             117
Accounts payable and accrued expenses                     32,076            14,505                -             46,581
Intercompany payable                                           -             5,525           (5,525)                 -
                                                  --------------- ----------------  ---------------- ------------------
      Total current liabilities                           32,145            20,078           (5,525)            46,698
                                                  --------------- ----------------  ---------------- ------------------

Long-term debt, excluding current portion                133,550               319                -            133,869
Other noncurrent liabilities                               2,383             1,728                -              4,111
                                                  --------------- ----------------  ---------------- ------------------
      Total liabilities                                  168,078            22,125           (5,525)           184,678

Stockholder's equity:
  Common stock                                                 -                 -                -                  -
  Additional paid-in capital                              27,014                 -                -             27,014
  Retained earnings (accumulated deficit)                 (2,134)            3,355           (3,355)            (2,134)
                                                  --------------- ----------------  ---------------- ------------------
      Total stockholder's equity                          24,880             3,355           (3,355)            24,880
                                                  --------------- ----------------  ---------------- ------------------
      Total liabilities and stockholder's equity  $      192,958  $         25,480  $        (8,880) $         209,558
                                                  =============== ================  ================ ==================

                     Consolidating Statements of Operations
                      For the Year Ended December 30, 2000
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent         Guarantor      Consolidating      Consolidated
                                                      Company)       Subsidiaries     Adjustments          Totals
                                                    -------------   ---------------  ---------------  ----------------
Net sales                                           $    188,945    $      100,757   $      (14,477)  $       275,225
Cost of sales                                            116,399            67,401           (7,829)          175,971
                                                    -------------   ---------------  ---------------  ----------------
   Gross profit                                           72,546            33,356           (6,648)           99,254
General and administrative expenses                       49,866            29,844                -            79,710
                                                    -------------   ---------------  ---------------  ----------------

   Income from operations                                 22,680             3,512           (6,648)           19,544

Interest income                                              683                 -                -               683
Interest expense                                         (19,924)              (37)               -           (19,961)
Other income/(expense), net                                2,085                 -           (2,085)                -
                                                    -------------   ---------------  ---------------  ----------------
Income before income taxes                                 5,524             3,475           (8,733)              266
Provision for (benefit from) income taxes                   (437)            1,390                -               953
                                                    -------------   ---------------  ---------------  ----------------
Net income (loss)                                   $      5,961    $        2,085   $       (8,733)  $          (687)
                                                    =============   ===============  ===============  ================


                     Consolidating Statements of Cash Flows
                      For the Year Ended December 30, 2000
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent          Guarantor     Consolidating      Consolidated
                                                      Company)       Subsidiaries     Adjustments          Totals
                                                    -------------   ---------------  ---------------  ----------------
Cash flows provided by operating activities         $     10,057    $       1,164                 -   $        11,221
Cash flows used in investing activities                   (5,407)          (1,347)                -            (6,754)
Cash flows used in financing activities                   (3,751)             (33)                -            (3,784)
                                                    -------------   ---------------  ---------------  ----------------
Net increase (decrease) in cash and cash
  equivalents                                                899             (216)                -               683
Cash and cash equivalents, beginning of year               6,888              624                 -             7,512
                                                    -------------   ---------------  ---------------  ----------------
Cash and cash equivalents, end of year              $      7,787    $         408    $            -   $         8,195
                                                    =============   ===============  ===============  ================

                     Consolidating Statements of Operations
                 For the Ten-Month Period Ended January 1, 2000
                                 (in thousands)


                                                          Mattress
                                                         Discounters
                                                         Corporation
                                                           (Parent        Guarantor       Consolidating     Consolidated
                                                          Company)       Subsidiaries      Adjustments         Totals
                                                       --------------- ---------------- ----------------- -----------------
Net sales                                              $      145,024  $        89,552  $        (13,899) $        220,677
Cost of sales                                                  86,480           62,448            (5,921)          143,007
                                                       --------------- ---------------- ----------------- -----------------
   Gross profit                                                58,544           27,104            (7,978)           77,670

General and administrative expenses                            36,246           24,649                 -            60,895
Other operating expenses                                        4,654                -                 -             4,654
                                                       --------------- ---------------- ----------------- -----------------
   Income from operations                                      17,644            2,455            (7,978)           12,121

Interest income                                                   199                -                 -               199
Interest expense                                               (8,000)             (35)                -            (8,035)
Other income/(expense), net                                     1,268                -            (1,268)                -
                                                       --------------- ---------------- ----------------- -----------------
Income before income taxes                                     11,111            2,420            (9,246)            4,285
Provision for income taxes                                      1,029            1,152                 -             2,181
                                                       --------------- ---------------- ----------------- -----------------
Net income                                             $       10,082  $         1,268  $         (9,246) $          2,104
                                                       =============== ================ ================= =================


                     Consolidating Statements of Cash Flows
                 For the Ten-Month Period Ended January 1, 2000
                                 (in thousands)


                                                          Mattress
                                                         Discounters
                                                         Corporation
                                                           (Parent        Guarantor        Consolidating      Consolidated
                                                          Company)       Subsidiaries       Adjustments          Totals
                                                       --------------- ---------------- ----------------- -----------------
Cash flows provided by operating activities            $       10,752  $        14,963            (9,247) $         16,468
Cash flows provided by (used in) investing activities           2,799          (15,375)            9,247            (3,329)
Cash flows used in financing activities                        (6,844)            (149)                -            (6,993)
                                                       --------------- ---------------- ----------------- -----------------
Net increase (decrease) in cash and cash equivalents            6,707             (561)                -             6,146
Cash and cash equivalents, beginning of period                    180            1,186                 -             1,366
                                                       --------------- ---------------- ----------------- -----------------
Cash and cash equivalents, end of period               $        6,887  $           625  $              -  $          7,512
                                                       =============== ================ ================= =================

17.   Quarterly Results of Operations (Unaudited)


                                                          First      Second       Third      Fourth
                 (in millions of dollars)                Quarter     Quarter     Quarter     Quarter      Total
      ------------------------------------------------  ----------  ----------  ----------  ----------  ----------
      Net sales:
         Year ended December 30, 2000                        72.4        66.8        73.4        62.6       275.2
         Year ended December 29, 2001                        60.0        61.4        69.1        53.7       244.2

      Gross profit:
         Year ended December 30, 2000                        24.9        24.8        27.8        21.8        99.3
         Year ended December 29, 2001                        17.7        20.3        24.0        15.9        77.9

      Net income (loss):
         Year ended December 30, 2000                        (0.5)        0.3         1.1        (1.6)       (0.7)
         Year ended December 29, 2001                        (4.4)       (6.5)     (102.9)       (9.0)     (122.8)

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

      The following table sets forth information about our directors and the executive officers at year end.

                 Name                 Age               Position
                 ----                 ---               --------

Stephen J. Newton                      45               Chief Executive Officer
Rick Frier                             40               Chief Financial Officer
Andrew S. Janower                      32               Director
Josh Bekenstein                        43               Director
Steven Barnes                          41               Director
James B. Hirshorn                      35               Director
Joe L. Gonzalez                        45               Director
Stephen K. Gunn                        46               Director


      Stephen J. Newton has been Chief Executive Officer since April 2001 and was our Chief Operating Officer from May 2000 to April 2001. Prior to joining Mattress Discounters, Mr. Newton spent 1998 to 2000 as Chief Operating Officer with WH Smith USA, an Atlanta based specialty retailer owned by WH Smith Plc. From 1991 to 1998 Mr. Newton held the position of Vice President-- Store Operations for the Wall Music Inc., also owned by WH Smith Plc.

      Rick Frier has been Chief Financial Officer since November 2001. Prior to joining Mattress Discounters, Mr. Frier spent 1998 to 2001 in Chief Financial Officer positions at two high technology companies; Caliber Learning Network and Concept Five Technologies. He successfully led Caliber's IPO in 1998. From 1991 to 1997, Mr. Frier was Vice President - Finance and Treasurer of Treasure Chest Advertising Company, a manufacturer of advertising inserts based in Baltimore, MD.

      Steve Barnes is a Managing Director of Bain Capital, LLC (`Bain"), and has been affiliated with Bain since 1988. Since 1988, he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain Companies, including CEO of Dade Behring, President of Executone Business Solutions and President of The Holson Burnes Group. Mr. Barnes presently serves on several boards including Dade Behring,

Sealy, and the Board of Overseers of Children's Hospital in Boston. Prior to 1988, Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group.

         Andrew S. Janower, has been a Managing Director of Charlesbank Capital Partners LLC, and has been affiliated with it since its formation in July 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. Mr. Janower serves on the Board of Directors of Sealy.

         Josh Bekenstein is a Managing Director of Bain. Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategic consulting projects for a number of Fortune 500 clients.

         James B. Hirshorn has been a Vice President at Bain since 1998 working with portfolio companies on a variety of operational and strategic issues. Mr. Hirshorn has been actively involved in the management of the Mattress Discounters since its acquisition. From 1993 to 1998, he was a Manager and Consultant at Bain & Company focusing in the areas of consumer products and technology. From 1988 to 1991, Mr. Hirshorn was with Procter & Gamble in their Product Development Group. He received his MBA from the Harvard Business School in 1993.

         Joe L. Gonzalez has been a Limited Partner of JP Morgan Partners since 1998. Previously, he was with KPMG from 1978 to 1998. He serves on the Board of Directors of M2 Automotive, Inc., Airbase Services, Inc., Quivox Systems and Sealy Corporation.

         Stephen K. Gunn has been the Chief Executive Officer of Mattress Holding Corporation (the majority investor in Mattress Discounters Corporation) since April 2001. He is also the Chairman and CEO of Sleep Country Canada, Canada's leading specialty mattress retailer, a company he co-founded in 1994.

Employment Agreements

         We have entered into employment agreements with each of the following executives of the Company: Steve Newton, Chief Executive Officer and Rick Frier, Chief Financial Officer. The agreements for Messrs. Newton and Frier have an initial one year term and perpetual 12 month terms thereafter unless terminated by either party. Mr. Newton's and Mr. Frier's agreements provide that if we terminate their employment without cause, we will continue to pay their base salary for a period of twelve and six months from termination, respectively.

ITEM 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth, for the year ended December 30, 2001, the year ended December 30, 2000 and the ten months ended January 1, 2000, the compensation paid to all individuals who performed the functions of chief executive officer, and our next most highly compensated executive officers during those periods (collectively referred to as the "Named Executives").


                                                                         Annual
            Name : Title                         Year                 Compensation            Number of Securities

-------------------------------------    ----------------------      ---------------------    -------------------------
                                                                         (in dollars)                (options)

                                                                     ---------------------    -------------------------
Stephen  J. Newton                               2001                        313,404                            -
    Chief Executive Officer                      2000                        163,462                      166,430
                                                 1999                              -                            -

Rick Frier (1)                                   2001                         27,192                            -
    Chief Financial Officer                      2000                              -                            -
                                                 1999                              -                            -

Stephen  A. Walker (2)(4)                        2001                         75,000                            -
    Chief Executive Officer                      2000                        300,000                            -
                                                 1999                         23,077                      250,000

Bryan J. Flanagan (3)(4)                         2001                        208,333                            -
    Chief Financial Officer                      2000                        105,769                      166,430
                                                 1999                              -                            -

(1)   Mr. Frier commenced employment on November 5, 2001.
(2)   Mr. Walker's employment terminated on April 2, 2001.
(3)   Mr. Flanagan's employment terminated on November 5, 2001.
(4) Options granted to these former executive officers were forfeited under the terms of their separation agreements.

         The following table discloses, for the Named Executives (a) the number of shares as to which options and/or warrants were granted for the years ended December 29, 2001 and December 30, 2000 and the ten months ended January 1, 2000 and (b) the option exercise price (which was in all cases, not less than the market price on the date of the grant).

                          Fiscal Year End Option Grants


                                                                                                 Potential Realized
                                   Percent of                                                    Value at Assumed
                                     Total                                                        Annual Dates of
                                    Options                                                         Stock Price
                                   Granted to      Number of                                     Appreciation for
                                   Employees      Securities      Exercise of                       Option Term (1)
                                    in Fiscal     Underlying      Base Price      Expiration    ---------------------
  Name                               Year          Options         ($ Share)         Date         5% ($)      10% ($)
-------------------------          --------    --------------     -----------     ----------    ---------   ---------

Stephen J. Newton ....... 2001           --                --              --             --           --          --
                          2000        13.82%          166,430            0.67         5/8/10       26,629      53,258
                          1999           --                --              --             --           --          --

Rick Frier .............. 2001           --                --              --             --           --          --
                          2000           --                --              --             --           --          --
                          1999           --                --              --             --           --          --

Stephen A. Walker (2) ... 2001           --                --              --             --           --          --
                          2000           --                --              --             --           --          --
                          1999        10.98%          250,000            0.67        12/6/09       40,000      80,000

Bryan J. Flanagan (2) ... 2001           --                --              --             --           --          --
                          2000        13.82%          166,430            0.67        7/24/10       26,629      53,258
                          1999           --                --              --             --           --          --


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

 (2) Options granted to these former executive officers were forfeited under the terms of their separation agreements.

Option Exercises and Year End Values as of and during the year ended December 29, 2001

         The following table shows information regarding the exercise of stock options during the year ended December 29, 2001 by the Named Executives and the number and value of any unexercised stock options held by them as of December 29, 2001:



                                                                                       Value of Unexercised
                                                            Number of Unexercised        in the Money
                                  Shares                      Options/Warrants at       Options/Warrants at
                                 Acquired         Value        Fiscal Year End            Fiscal Year End
                                on Exercise     Realized       (#) Exercisable/           ($) Exercisable/
           Name                    (#)             ($)          Unexercisable               Unexercisable
------------------------------  ----------     ------------ ----------------------   -----------------------
Stephen J. Newton ............       --             --            33,286/166,430               --
Rick Frier ...................       --             --               --/--                     --
Stephen A. Walker (1) ........       --             --               --/--                     --
Bryan J. Flanagan (1) ........       --             --               --/--                     --

(1) Options granted to these former executive officers were forfeited under the terms of their separation agreements.


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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS

         We are a wholly owned subsidiary of Mattress Holding Corporation. The outstanding equity securities of Mattress Holding consist of 16,436,717 shares of Class A common stock and 1,826,323 shares of Class L common stock. The Class L common stock is senior in right of payment to the Class A common stock. The holders of Class A common stock and Class L common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Mattress Holding, including the election of directors. Mattress Holding also has authorized Class B common stock and Class M common stock. The Class B common stock and Class M common stock are identical to the Class A common stock and Class L common stock, respectively, except that they have no voting rights except as required by law. The Board of Directors of Mattress Holding is authorized to issue preferred stock, par value of $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any of our directors and executive officers preferred stock adopted from time to time by the board of directors.

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

                                                                    Shares Beneficially Owned
                                      --------------------------------------------------------------------------------------
                                                Class A Common Stock                         Class L Common Stock
                                      ------------------------------------------   -----------------------------------------
        Name and Address               Number of Shares     Percentage of Class     Number of Shares    Percentage of Class
------------------------------------- ------------------   ---------------------   ------------------  ---------------------
Principal Shareholders
Bain Funds (1)(2) ..................      15,256,763               92.8%                1,695,216              92.8%
   c/o Bain Capital, Inc.
   Two Copley Place
   Boston, MA 02116
Heilig-Meyers Company ..............         903,000                5.5                   100,333               5.5
   12560 West Creek Parkway
   Richmond, VA 23238

Directors and Executive Officers:
Stephen J. Newton ..................              --               --                          --              --
Rick Frier .........................              --               --                          --              --
Josh Bekenstein (3) ................       1,248,393                7.6                   138,712               8.3
Steven Barnes (4) ..................       1,248,393                7.6                   138,712               8.3
James B. Hirshorn (5) ..............       1,232,377                7.5                   136,932               8.2
Andrew S. Janower (6) ..............       2,437,120               14.8                   270,794              14.8
Joe L. Gonzalez (7) ................              --               --                          --              --
Stephen K. Gunn ....................         204,908                1.2                    22,769               1.2
Directors and all Officers as a
   group (8 persons) ...............       3,890,121               23.7                   432,275              26.0

_________________________________
*    represents less than 1%

(1) Amount shown represents the aggregate number of shares held by Mattress Discounters Holding L.L.C. ("Holdings LLC"), Bain Capital V Mezzanine Fund, L.P., BCM Capital Partners, L.P., BCIP Trust Associates II ("BCIP Trust"), Sankaty High Yield Asset Partners, L.P. and Sankaty High Yield Partners II, L.P. The members of Holdings LLC are Bain Capital Fund VI, L.P. ("Bain Fund VI"), BCIP Associates II ("BCIP"), BCIP Associates II-B ("BCIP-B"), BCIP Associates II-C ("BCIP-C"), BCIP Trust, BCIP Trust Associates II-B ("BCIP Trust-B" and, together with BCIP, BCIP-B, BCIP-C and BCIP Trust, the "BCIPs"), PEP Investment PTY Ltd. ("PEP"), Harvard Private Capital Holdings, Inc. ("HPC"), Mattress Discounters Investors 1, LLC ("MDLLC 1"), Mattress Discounters Investors 2, LLC ("MDLLC 2"), Mattress Discounters Investors 3, LLC ("MDLLC 3"), Mattress Discounters Investors 4, LLC ("MDLLC 4" and collectively, with MDLLC 1, MDLLC 2, and MDLLC 3 (the "LLCs"), Mattress Holding International, LLC and certain other investors who each own less than 1% of the Class A and Class L common stock. Bain Fund VI, PEP and the BCIPs are collectively referred to as the "Bain Funds."

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

(3) Represents shares indirectly held by the BCIPs and PEP. Mr. Bekenstein is a Managing Director of Bain Capital, Inc. In addition, (i) Bain Capital, Inc., of which Mr. Bekenstein is a Managing Director, has voting and investment power with respect to the shares indirectly owned by PEP and
     (ii) Mr. Bekenstein (or affiliated entities) is a general partner of one or more of the BCIPs. Accordingly, Mr. Bekenstein may be deemed to beneficially own some or all of the shares indirectly owned by the BCIPs and PEP through his interest in Holdings LLC. Mr. Bekenstein disclaims beneficial ownership of any such shares.

(4) Represents shares indirectly held by the BCIPs and PEP. Mr. Barnes is a Managing Director of Bain Capital, Inc. In addition, (i) Bain Capital, Inc., of which Mr. Barnes is a Managing Director, has voting and investment power with respect to the shares indirectly owned by PEP and (ii) Mr. Barnes (or affiliated entities) is a general partner of one or more of the BCIPs. Accordingly, Mr. Barnes may be deemed to beneficially own some or all of the shares indirectly owned by the BCIPs and PEP through his interest in Holdings LLC. Mr. Barnes disclaims beneficial ownership of any such shares.

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

(7) Excludes 2,769,053 shares of Class A common stock and 307,673 shares of Class L common stock indirectly owned by MDLLC 1, which shares BCP has the right to vote. Mr. Gonzalez is a Limited Partner of JP Morgan Partners Capital Partners, an affiliate of Chase Equity.


ITEM 13. Certain Relationships and Related Transactions.

RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Mattress Holding Corporation and all holders of shares of its common stock entered into a Stockholders Agreement on August 6, 1999.

     The Stockholders Agreement provides:

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

Mattress Holding Corporation Junior Subordinated Notes

     Mattress Holding Corporation junior subordinated notes were issued to Heilig-Meyers as a non-cash portion of the consideration due to Heilig-Meyers at closing. The principal amount of these notes were $10.0 million and $7.5 million and interest will accrue at the rates of 10% and 12% per annum, respectively, payable quarterly. At the option of Mattress Holding, interest may be paid in cash or by increasing the amount of principal due under these notes, but the indenture governing the exchange notes and the amended senior credit facility limits the payment of cash interest, either directly or through the restricted payments test. The Mattress Holding junior subordinated notes are scheduled to mature one year after the scheduled maturity of the exchange notes. The Mattress Holding junior subordinated notes are structurally subordinate to the exchange notes and contractually subordinated to the indebtedness under the amended senior credit facility. In connection with the settlement of the transactions, the $7.5 million 12% junior subordinated promissory note was reduced to $5.875 million.

Sealy Supply Contract

     Sealy is our exclusive supplier of name brand beds until June 30, 2007 under an agreement with Sealy Mattress Company. The equity investors or their related parties, who are the indirect beneficial owners of approximately 93% of Mattress Holding, are also the beneficial owners of approximately 93% of the voting common stock of Sealy, and effectively control both companies. For the year ended December 29, 2001 and December 30, 2000, purchases by the Company from Sealy under this agreement amounted to $78.7 million and $88.2 million, respectively.


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

Warrants

     In connection with the issuance of the old notes, Mattress Holding also issued to the holders thereof warrants to acquire an aggregate of 679,000 shares of Class A common stock and 75,460 shares of Class L common stock, representing approximately 5% of Mattress Holding's fully diluted common stock at the issuance date. The warrants expire on July 15, 2007.

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

10.14 Tax Agreement, dated August 6, 1999 by and among Heilig-Meyers Company, Heilig-Meyers Associates, Inc., Mattress Discounters Acquisition Corporation, T.J.B., Inc., and The Bedding Experts, Inc.**

10.15 Tax Sharing Agreement, dated August 6, 1999 by and among Mattress Discounters Holding, LLC, Mattress Holding Corporation, Mattress Discounters Corporation, The Bedding Experts, Inc., T.J.B., Inc., and Comfort Source Mattress Company.*

10.16 Landlord Agreement, dated July 27, 1999 by O.J.B./ Mid Atlantic Realty IV, LLC.*

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

10.24 Employment Agreement, dated May 1, 2000 between Mattress Discounters Corporation and Steve Newton.*

10.25 Employment Agreement, dated December 6, 1999 between Mattress Discounters Corporation and Stephen A. Walker.*

10.28 Employment Agreement, dated January 10, 2000 between Mattress Discounters Corporation and Michael Mauler.*

10.29 Warrant Agreement, dated August 6, 1999 between Mattress Discounters Holding Corporation and State Street Bank and Trust Company.*

10.30 Credit Agreement, dated August 6, 1999 by and between Mattress Discounters Holding Corporation, Mattress Discounters Corporation, BancBoston, N.A., Canadian Imperial Bank of Commerce, and the Chase Manhattan Bank.*

10.31 Guarantee and Collateral Agreement, dated August 6, 1999 by and between Mattress Holding Corporation, Mattress Discounters Corporation, and Chase Manhattan Bank.*

10.32 Employment Agreement dated July 24, 2000 between Mattress Discounters Corporation and Bryan Flanagan.+

10.33 Executive Stock and Option Agreement dated July 24, 2000 between Mattress Holding Corporation and Bryan Flanagan.+

10.34 Employment Agreement dated November 5, 2001 between Mattress Discounters Corporation and Rick Frier.

10.35 Amendment No. 4 to the Supply Agreement dated March 17, 1997 by and among Mattress Discounters Corporation and Sealy, Inc.##

10.36 Credit Agreement, dated January 11, 2002 by and between Mattress Holding Corporation, Mattress Discounters Corporation and JP Morgan Chase Bank.

21.1    Subsidiaries of the Registrant.*

24.1 Powers of Attorney (included in signature pages of original registration statement).*

* Incorporated by reference from our registration statement on Form S-4 (Registration No. 333-95945)

+ Incorporated by reference from our Annual Report on Form 10-K for year ended December 30, 2000.

#  Confidential treatment granted as to parts of this document.

## Omitted due to confidentiality concerns

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MATTRESS DISCOUNTERS CORPORATION

                                                   /s/ Rick Frier
                                                ------------------

March 29, 2002                                  Name: Rick Frier
                                                Title: Chief Financial Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2002.

/s/ Stephen J. Newton         Chief Executive Officer
----------------------
Stephen J. Newton

/s/ Rick Frier                Chief Financial Officer (Chief Accounting Officer)
---------------
Rick Frier

/s/ Andrew S. Janower         Director
----------------------
Andrew S. Janower

/s/ Joshua Bekenstein         Director
---------------------
Joshua Bekenstein

/s/ Steven Barnes             Director
------------------
Steven Barnes

/s/ Jim Hirshorn              Director
----------------
Jim Hirshorn

/s/ Joe L. Gonzalez           Director
--------------------
Joe L. Gonzalez

/s/ Steven Gunn               Director
---------------
Steven Gunn