Form 10-Q
period 2002-03-30
MATTRESS DISCOUNTERS CORP
filed 2002-05-14
CIK 1094983

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002
Commission File No. 333-95945

MATTRESS DISCOUNTERS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

52-1710722
(I.R.S. Employer Identification No.)

9822 Fallard Court
Upper Marlboro, MD 20722
(Address of principal executive offices)

(301) 856-6755
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

No              Yes     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 14, 2002	Class
100	Common Stock, $.01 Par Value

MATTRESS DISCOUNTERS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29, 2001	March 30, 2002
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,861	$3,439
Accounts receivable	5,342	5,712
Inventories, net	17,980	18,667
Assets held for sale	—	750
Prepaid expenses and other current assets	1,499	1,914

Total current assets	28,682	30,482

Property and equipment, net	12,636	11,223
Debt issue costs and other assets	10,917	10,858
Goodwill and other intangibles, net	53,511	53,506

Total assets	$105,746	$106,069

Liabilities and Stockholder’s Deficiency

Current liabilities:
Current portion of long-term debt	$862	$302
Accounts payable and accrued expenses	46,606	45,737

Total current liabilities	47,468	46,039

Long-term debt, excluding current portion	152,182	162,292
Other noncurrent liabilities	4,037	3,845

Total liabilities	203,687	212,176

Stockholder’s deficiency:
Common stock, 3,000 shares authorized, 100 shares issued and outstanding, $0.01 per value	—	—
Additional paid-in capital	27,014	27,014
Accumulated deficit	(124,955)	(133,121)

Total stockholder’s deficiency	(97,941)	(106,107)

Total liabilities and stockholder’s deficiency	$105,746	$106,069

See accompanying notes to consolidated financial statements.

MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended March 31, 2001	Three Months Ended March 30, 2002
Net sales	$60,022	$58,553
Cost of sales	42,342	40,130

Gross profit	17,680	18,423
General and administrative expenses	19,714	21,301

Loss from operations	(2,034)	(2,878)
Other income (expense):
Interest income	106	26
Interest expense	(5,029)	(5,314)

Loss before benefit from income taxes	(6,957)	(8,166)
Benefit from income taxes	(2,560)	—

Net loss	$(4,397)	$(8,166)

See accompanying notes to consolidated financial statements.

MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31, 2001	Three Months Ended March 30, 2002
Cash flows from operating activities:
Net loss	$(4,397)	$(8,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,329	1,099
Amortization of discount on Senior Notes	157	159
Amortization of debt issue costs	354	392
Deferred income taxes	(2,560)	—
Changes in operating assets and liabilities:
Accounts receivable	(310)	(370)
Inventories	1,026	(687)
Prepaid expenses and other assets	(115)	(362)
Due to/from parent/affiliate	335	—
Accounts payable and accrued expenses	(310)	(869)
Other noncurrent liabilities	(81)	(192)

Net cash used in operating activities	(4,572)	(8,996)

Cash flows from investing activities:
Property and equipment expenditures	(1,071)	(431)

Net cash used in investing activities	(1,071)	(431)

Cash flows from financing activities:
Payments on long-term debt	(72)	(3,109)
Borrowings on long-term debt	—	12,500
Payment of debt issue costs	(18)	(386)

Net cash provided by (used in) financing activities	(90)	9,005

Net decrease in cash and cash equivalents	(5,733)	(422)
Cash and cash equivalents, beginning of period	8,195	3,861

Cash and cash equivalents, end of period	$2,462	$3,439

See accompanying notes to consolidated financial statements.

MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficiency
Balances as of December 29, 2001	$—	$27,014	$(124,955)	$(97,941)
Net loss	—	—	(8,166)	(8,166)

Balances as of March 30, 2002	$—	$27,014	$(133,121)	$(106,107)

See accompanying notes to consolidated financial statements.

MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.	Organization and Basis of Financial Statement Presentation

Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products, in various markets throughout the United States. The accompanying consolidated financial statements at March 30, 2002 and December 29, 2001 include the accounts of Mattress Discounters Corporation (‘‘Mattress Discounters’’) and its wholly owned subsidiaries T.J.B., Inc. (‘‘T.J.B.’’), and The Bedding Experts, Inc. (‘‘Bedding Experts’’) (collectively referred to as the ‘‘Company’’). All significant intercompany accounts and transactions of the Company have been eliminated.

The accompanying unaudited consolidated financial statements contain all adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 30, 2002, and its results of operations and cash flows for the periods presented herein. Except as discussed in Note 7 below, all adjustments in the periods presented herein are normal and recurring in nature. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 29, 2001. The results of operations for the three-month interim period ended March 30, 2002 are not necessarily indicative of the results of operations for the year ending December 28, 2002.

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

2.	Liquidity

During the three months ended March 30, 2002, the Company incurred a pre-tax loss of $8.2 million. The Company expects to incur a pre-tax loss in fiscal 2002 before considering gains or losses from any asset sales. As of March 30, 2002, the Company’s current assets totaled $30.5 million and current liabilities were $46.0 million, resulting in a net working capital deficit of approximately $15.5 million. The Company’s stockholder’s deficiency was $106.1 million as of March 30, 2002.

The Company’s liquidity has been, and continues to be, constrained. During 2001 and 2002, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As further discussed in Note 3, the Company has successfully renegotiated its senior credit facility, which has resulted in an increase in the total commitment from $20.0 million to $30.0 million. However, at March 30, 2002, the total outstanding borrowings under this credit facility aggregated $28.0 million, and there is no additional availability under the facility.

In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue methods to expand its business activities and to pursue opportunities to make its operations more efficient. The Company’s 2002 operating plan calls for new store openings, reductions to current inventory levels, increased payment terms with our primary supplier (a related party), improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believes that successful execution of the 2002 operating plan will result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, the Company’s first quarter results are behind plan. No assurances can be given that the Company will be able to achieve all or part of the objectives discussed above. Further, if the Company’s operations are unable to generate cash flow levels at or above its current 2002 projections, the Company may not have sufficient funds to meet its current obligations over the next twelve months. Should such events occur, management is committed to implementing all or a portion of its contingency plan. Such plan has been developed and designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets, reducing advertising expenditures, and reducing general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company’s financial position, results of operations and cash flows.

As the Company’s results of operations for the three months ended March 30, 2002 are behind its plan, the Company has implemented elements of the contingency plan and has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options.

3.	Senior Credit Facility

Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the “Prior Senior Credit Facility”) originally entered into to finance a portion of the recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at January 11, 2002 under the Prior Senior Credit Facility was $18.0 million. Through January 11, 2002, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, the Company entered into an amended and restated Senior Credit Facility (the “Amended Senior Credit Facility”) on January 11, 2002, which increased available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either; (1) the base rate, which is the higher of the prime lending rate (4.75% at March 30, 2002), the secondary market rate for three month depository certificates plus up to 1% or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate (1.9% at March 30, 2002) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans. At March 30, 2002, total outstanding borrowings under the Amended Senior Credit Facility aggregated $28.0 million, with a weighted average interest rate of 6.1%.

Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing on March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment. However, the Tranche B commitment has a corresponding increase of $250 each quarter commencing on March 31, 2002 that can be used to fund the quarterly Tranche A payments. Subsequent to March 30, 2002, the Company remitted the required $250 of principal repayments under Tranche A as per the terms of the Amended Senior Credit Facility.

The Amended Senior Credit Facility requires that the Company meet certain levels of consolidated EBITDA, which is measured at the end of each fiscal quarter, beginning with the first quarter of 2002. In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to engaging in transactions with affiliates; prepaying subordinated debt and the Company’s 12 5/8% senior notes due in 2007 (the “Senior Notes”); incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures. The revolving loans under the Amended Senior Credit Facility are due in February 2004.

The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and also from excess cash flow, as defined in the agreement.

Our primary supplier, a related party, purchased a $12.5 million participation in our Amended Senior Credit Facility.

T.J.B., Bedding Experts and Mattress Holding Corporation (“Holdings”) have guaranteed the Company’s obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all assets of the Company.

At December 29, 2001 and March 30, 2002, the Company had approximately $3.9 million and $4.1 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001 and March 30, 2002.

4.	Inventories

Inventories are summarized as follows, as of:

	December 29, 2001	March 30, 2002
Finished Goods	$16,803	$17,620
Work in Process	157	124
Raw Materials	1,020	923

	$17,980	$18,667

5.	Accounts Payable and Accrued Liabilities

Current accounts payable and accrued expenses consist of the following:

	December 29, 2001	March 30, 2002
Accounts payable	$26,952	$29,358
Accrued salaries, taxes and benefits	3,332	3,523
Accrued sales tax	999	1,048
Accrued interest	8,441	3,767
Customer deposits and layaway	3,398	4,233
Other	3,484	3,808

Total	$46,606	$45,737

Noncurrent liabilities consist of the following:

	December 29, 2001	March 30, 2002
Accrued rent	$1,675	$1,488
Workers compensation reserve	2,057	2,057
Other	305	300

Total	$4,037	$3,845

6.	Related Party

During the quarter ended March 30, 2002, the Company entered into an agreement with an affiliate for the exchange and assignment of certain operating leases. Pursuant to the terms of the agreement, the Company has assumed leases for four stores in the Richmond, Virginia market in exchange for the affiliate assuming leases for eight stores in the Tampa, Florida market. Further, the Company has a continuing liability under the Tampa, Florida leases in the event the affiliate defaults on its commitment under these lease assignments. Future minimum rents associated with the eight Tampa, Florida leases are $484 in 2002, $429 in 2003, $292 in 2004, $186 in 2005, $143 in 2006 and $297 thereafter. Future minimum rents associated with the four Richmond, Virginia leases are $327 in 2002, $329 in 2003, $243 in 2004, $133 in 2005, $87 in 2006 and $403 thereafter.

7.	Loss on Closure of Alabama Plant

On March 8, 2002, the Company ceased operations at its Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture product for Heilig-Meyers, which has now ceased operations in connection with Heilig-Meyers’ bankruptcy proceedings. During the three months ended March 30, 2002, the Company recorded a $100 loss on the closure of the Alabama plant, inclusive of provisions for employee severance, asset write-downs and other costs associated with the closing of the plant. Such loss is included in general and administrative expenses in the accompanying statement of operations. Subsequent to March 30, 2002, the Company received $156 from our primary supplier, a related party, in exchange for certain manufacturing equipment previously used in the Alabama plant.

8.	Legal Matters

The Company is party to various proceedings from time to time arising in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on the business, financial condition or results of operations. Additionally, as of March 30, 2002, the Company is a defendant in a State Court class action lawsuit brought by certain current or former employees. Our management is currently unable to determine the outcome or the loss, if any, that may occur as a result of this litigation.

9.	New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which superseded APB Opinion No. 17, “Intangible Assets”, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.

The Company adopted the provisions of SFAS 142 in the first quarter of 2002. The Company has made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company will complete the transitional impairment test in the second quarter of 2002. In accordance with SFAS 142, amortization of goodwill was discontinued as of December 30, 2001. The carrying value of goodwill at March 30, 2002 was $53.3 million. A reconciliation of previously reported net loss to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended March 31, 2001	Three Months Ended March 30, 2002
Reported net loss	$(4,397)	$(8,166)
Goodwill amortization, net of tax	372	—

Adjusted net loss	(4,025)	(8,166)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which superseded FASB Statement No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB

Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the year commencing December 30, 2001. The Company adopted SFAS 144 effective December 30, 2001, and except as further discussed in Note 7 above, there was no effect on the Company’s financial statements.

10.	Segment Information

The Company operates in two reportable segments, as described below:

Retail Segment—Sale of mattresses and bedding products through 301 and 297 retail locations as of March 30, 2002 and March 31, 2001, respectively.

Manufacturing Segment—Manufacture and sale of mattresses, box springs and foundations to the retail segment and to external retailers at current market prices.

All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

			Manufacturing
	Period	Retail	Retail Segment	Affiliates/ Third Parties	Total	Interco Elim.	Consolidated

	3 months ended:

Net sales	March 30, 2002	$58,429	$8,832	$124	$8,956	$(8,832)	$58,553
	March 31, 2001	59,027	8,618	995	9,613	(8,618)	60,022

	Period	Retail	Manufacturing	Corporate/Other	Consolidated

	3 months ended:

Segment profit (loss) (1)	March 30, 2002	(4,760)	1,882	—	(2,878)
	March 31, 2001	(3,768)	1,734	—	(2,034)

Identifiable assets (2)	March 30, 2002	28,150	2,490	75,429	106,069
	December 29, 2001	27,881	2,735	75,130	105,746

(1)	Segment profit (loss) represents income (loss) from operations.

(2)
Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.

11.	Summarized Financial Information

The Company’s Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters’ current and future, direct and indirect subsidiaries. The following is summarized condensed consolidating financial information of the Company, segregating the parent company (Mattress Discounters) and its guarantor subsidiaries. As described in Note 1—Organization and Basis of Financial Statement Presentation, each of Mattress Discounters’ subsidiaries are wholly owned. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be beneficial to investors.

Index to Unaudited Condensed Consolidating Information

•	Consolidating Balance Sheets at March 30, 2002
•	Consolidating Statement of Operations for the three months ended March 30, 2002
•	Condensed Consolidating Statement of Cash Flows for the three months ended March 30, 2002
•	Consolidating Balance Sheets at December 29, 2001
•	Consolidating Statement of Operations for the three months ended March 31, 2001
•	Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2001

Unaudited Consolidating Balance Sheets
March 30, 2002
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Assets

Cash and cash equivalents	$3,029	$410	$—	$3,439
Accounts receivable	3,944	1,768	—	5,712
Inventories	12,927	5,948	(208)	18,667
Assets held for sale	750	—	—	750
Prepaid expenses and other current assets	1,914	—	—	1,914
Intercompany receivable	5,004	5,278	(10,282)	—

Total current assets	27,568	13,404	(10,490)	30,482

Property and equipment, net	8,523	2,700	—	11,223
Debt issue costs and other assets	10,562	296	—	10,858
Goodwill and other intangibles, net	45,502	8,004	—	53,506
Investment in subsidiaries	(954)	—	954	—

Total assets	$91,201	$24,404	$(9,536)	$106,069

Liabilities and Stockholder’s Deficiency

Current portion of long-term debt	$—	$302	$—	$302
Accounts payable and accrued expenses	32,396	13,341	—	45,737
Intercompany payable	—	10,490	(10,490)	—

Total current liabilities	32,396	24,133	(10,490)	46,039

Long-term debt, excluding current portion	162,292	—	—	162,292
Other noncurrent liabilities	2,620	1,225	—	3,845

Total liabilities	197,308	25,358	(10,490)	212,176

Stockholder’s deficiency:
Common stock	—	—	—	—
Additional paid-in capital	27,014	—	—	27,014
Retained earnings (accumulated deficit)	(133,121)	(954)	954	(133,121)

Total stockholder’s deficiency	(106,107)	(954)	954	(106,107)

Total liabilities and stockholder’s deficiency	$91,201	$24,404	$(9,536)	$106,069

Unaudited Consolidating Statements of Operations
For the three months ended March 30, 2002
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$41,484	$20,101	$(3,032)	$58,553
Cost of sales	27,537	14,248	(1,655)	40,130

Gross profit	13,947	5,853	(1,377)	18,423
General and administrative expenses	13,574	7,727	—	21,301

Income (loss) from operations	373	(1,874)	(1,377)	(2,878)
Other income (expense)
Interest income	26	—	—	26
Interest expense	(5,307)	(7)	—	(5,314)
Other, net	(1,881)	—	1,881	—

Loss before income taxes	(6,789)	(1,881)	504	(8,166)
Provision for income taxes	—	—	—	—

Net loss	$(6,789)	$(1,881)	$504	$(8,166)

Unaudited Condensed Consolidating Statements of Cash Flows
For the three months ended March 30, 2002
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows provided by (used in) operating activities	$(9,220)	$224	—	$(8,996)
Cash flows used in investing activities	(323)	(108)	—	(431)
Cash flows provided by (used in) financing activities	9,016	(11)	—	9,005

Net increase (decrease) in cash and cash equivalents	(527)	105	—	(422)
Cash and cash equivalents, beginning of period	3,556	305	—	3,861

Cash and cash equivalents, end of period	$3,029	$410	$ —	$3,439

Unaudited Consolidating Balance Sheets
December 29, 2001
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Assets

Cash and cash equivalents	$3,556	$305	$—	$3,861
Accounts receivable	3,684	1,658	—	5,342
Inventories, net	12,348	5,840	(208)	17,980
Prepaid expenses and other current assets	1,486	13	—	1,499
Intercompany receivable	4,038	4,765	(8,803)	—

Total current assets	25,112	12,581	(9,011)	28,682

Property and equipment, net	9,798	2,838	—	12,636
Debt issue costs and other assets	10,382	535	—	10,917
Goodwill and other intangibles, net	45,507	8,004	—	53,511
Investment in subsidiaries	927	—	(927)	—

Total assets	$91,726	$23,958	$(9,938)	$105,746

Liabilities and Stockholder’s Deficiency

Current portion of long-term debt	$549	$313	$—	$862
Accounts payable and accrued expenses	34,210	12,396	—	46,606
Intercompany payable	—	9,011	(9,011)	—

Total current liabilities	34,759	21,720	(9,011)	47,468

Long-term debt, excluding current portion	152,182	—	—	152,182
Other noncurrent liabilities	2,726	1,311		4,037

Total liabilities	189,667	23,031	(9,011)	203,687

Stockholder’s deficiency:
Common stock	—	—	—	—
Additional paid-in capital	27,014	—	—	27,014
Retained earnings (accumulated deficit)	(124,955)	927	(927)	(124,955)

Total stockholder’s deficiency	(97,941)	927	(927)	(97,941)

Total liabilities and stockholder’s deficiency	$91,726	$23,958	$(9,938)	$105,746

Unaudited Consolidating Statements of Operations
For the three months ended March 31, 2001
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Net sales	$41,421	$21,719	$(3,118)	$60,022
Cost of sales	27,894	16,117	(1,669)	42,342

Gross profit	13,527	5,602	(1,449)	17,680
General and administrative expenses	12,251	7,463	—	19,714

Income (loss) from operations	1,276	(1,861)	(1,449)	(2,034)
Other income (expense):
Interest income	106	—	—	106
Interest expense	(5,020)	(9)	—	(5,029)
Other, net	(843)	—	843	—

Loss before benefit from income taxes	(4,481)	(1,870)	(606)	(6,957)
Benefit from income taxes	(1,533)	(1,027)	—	(2,560)

Net loss	$(2,948)	$(843)	$(606)	$(4,397)

Unaudited Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2001
(in thousands)

	Mattress Discounters Corporation (Parent Company)	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Totals
Cash flows provided by (used in) operating activities	$(4,984)	$412	—	$(4,572)
Cash flows used in investing activities	(928)	(143)	—	(1,071)
Cash flows used in financing activities	(87)	(3)	—	(90)

Net increase (decrease) in cash and cash equivalents	(5,999)	266	—	(5,733)
Cash and cash equivalents, beginning of period	7,786	409	—	8,195

Cash and cash equivalents, end of period	$1,787	$675	$ —	$2,462

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mattress Discounters Corporation (“MDC” or the “Company”) operates in two segments: mattress retailing and mattress manufacturing.

As of March 30, 2002, we operated our retail business through a nationwide network of 301 stores in 12 markets. Our manufacturing segment consisted of two manufacturing facilities as of March 30, 2002, one each in Maryland and California, that produce mattresses for sale in our retail stores under the Comfort Source brand and for sale to external retailers under separate brands. On March 8, 2002, the Company ceased operations at its Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture product for Heilig-Meyers, which has now ceased operations in connection with Heilig-Meyers’ bankruptcy proceedings. During the three months ended March 30, 2002, the Company recorded a $100 loss on the closure of the Alabama plant, inclusive of provisions for employee severance, asset write-downs and other costs associated with the closing of the plant. Such loss is included in general and administrative expenses in the accompanying statement of operations. Subsequent to March 30, 2002, the Company received $156 from our primary supplier, a related party, in exchange for certain manufacturing equipment previously used in the Alabama plant.

Results of Operations

The following discussion compares our results of operations for the three months ended March 30, 2002 to the three months ended March 31, 2001. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.

	Three Months Ended March 31, 2001	% of Sales	Three Months Ended March 30, 2002	% of Sales
Net sales	$60,022	100.0%	$58,553	100.0%
Cost of sales	42,342	70.5	40,130	68.5

Gross profit	17,680	29.5	18,423	31.5
General and administrative expenses	19,714	32.9	21,301	36.4

Loss from operations	(2,034)	(3.4)	(2,878)	(4.9)
Other income (expense):
Interest income	106	0.2	26	0.1
Interest expense	(5,029)	(8.4)	(5,314)	(9.1)

Loss before benefit from income taxes	(6,957)	(11.6)	(8,166)	(13.9)
Benefit from income taxes	(2,560)	(4.3)	—	—

Net loss	$(4,397)	(7.3)%	$(8,166)	(13.9)%

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

Net sales: The Company’s net sales for the three months ended March 30, 2002 decreased $1.5 million to $58.5 million from $60.0 million for the three months ended March 31, 2001. The decrease in sales is primarily due to the overall slow down in mattress sales throughout the industry, increased store concentrations from specialty and traditional retailers as well as a decrease in manufacturing sales to our external retailers. The decrease represents a $0.6 million, or 1.0% decrease in our retail net sales coupled with a decrease of $0.9 million, or 87.5% in the external net sales of our manufacturing operation.

Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $58.4 million, $8.8 million and $0.1 million and $59.0 million, $8.6 million, and $1.0 million, respectively, in the three months ended March 30, 2002 and March 31, 2001.

Overall, MDC’s retail sales for the three months ended March 30, 2002 decreased $0.6 million or 1.0%. The decrease in retail sales for the three months ended March 30, 2002 is attributable to (a) a $3.0 million decrease in comparable store sales offset by (b) a $2.4 million net increase resulting from net new store openings since March 31, 2001. However, the Company did experience positive comparable sales growth during the latter part of the first quarter of 2002. Management continues to pursue initiatives to improve the operating performance of the retail stores.

Net sales generated by the Company’s manufacturing operations during the three months ended March 30, 2002, decreased $0.7 million to $8.9 million from $9.6 million for the three months ended March 31, 2001. Substantially all of our manufacturing output is consumed by our retail operations. Sales to external retailers decreased to $0.1 million from $1.0 million primarily due to decreased sales to Heilig-Meyers.

Gross profit: Gross profit for the three months ended March 30, 2002 increased $0.7 million or 4.2% to $18.4 million from $17.7 million for the three months ended March 30, 2001. As a percentage of net sales, gross profit was 31.5% in the three months ended March 30, 2002, compared to 29.5% in the three months ended March 31, 2001. The increase in gross profit percentage is primarily attributable to increased selling margins realized by the Company during the three months ended March 30, 2002 coupled with reductions in inventory shrink achieved as a result of increased management oversight and improved systems and controls.

General and administrative expenses: General and administrative expenses for the three months ended March 30, 2002 increased $1.6 million or 8.1% to $21.3 million from $19.7 million for the three months ended March 31, 2001. As a percentage of net sales, general and administrative expenses were 36.4% in the three months ended March 30, 2002 compared to 32.9% in the three months ended March 31, 2001. The increase in general and administrative expenses is primarily due to increased advertising expenditures and payroll costs, partially offset by decreased goodwill amortization expense of $372 (see below). Additionally, general and administrative expenses for the three months ended March 30, 2002 include provisions aggregating $100 for employee severance, asset write-downs and other costs associated with the closing of the Alabama plant.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” which superseded APB Opinion No. 17, “Intangible Assets”, and was adopted by the Company on December 30, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The Company has made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company will complete the transitional impairment test in the second quarter of 2002. In accordance with SFAS 142, amortization of goodwill was discontinued as of December 30, 2001. The $372 of goodwill amortization for the three months ended March 31, 2001 was composed of $304 related to the retail segment and $68 related to the manufacturing segment. The carrying value of goodwill at March 30, 2002 was $53.3 million.

Interest expense: Interest expense was $5.3 million and $5.0 million for the three months ended March 30, 2002 and March 30, 2001, respectively. The increase in interest expense is attributable to higher average outstanding borrowings under our credit facility during the quarter ended March 30, 2002 as compared to the quarter ended March 31, 2001.

Benefit from income taxes: Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company’s deferred tax assets. Accordingly, the Company’s 100% valuation allowance has been increased to offset the deferred tax assets recorded during the first quarter of 2002. Therefore, no benefit from income taxes was recorded during the three-month period ended March 30, 2002. The effective income tax rate for the three months ended March 31, 2001 was 36.8% and differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

Net loss: Primarily as a result of the reasons discussed above, the net loss increased to $8.2 million or 13.9% of net sales in the three months ended March 30, 2002, from $4.4 million or 7.3% of net sales in the three months ended March 31, 2001. Excluding the impact of goodwill amortization, the net loss for the three months ended March 31, 2001 would have been $4.0 million or 6.7% of net sales.

Liquidity and Capital Resources

In connection with the leveraged recapitalization, we incurred significant amounts of debt requiring interest payments on the notes and interest payments and principal payments under a senior credit facility. Our liquidity needs relate to working capital, capital expenditures and potential acquisitions. Cash and cash equivalents at March 30, 2002 and December 29, 2001 were approximately $3.4 million and $3.9 million, respectively.

Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the “Prior Senior Credit Facility”) originally entered into to finance a portion of the recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at December 29, 2001 under the Prior Senior Credit Facility was $18.0 million with a weighted average interest rate of 8.7% for the year then ended. At December 29, 2001, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, the Company entered into an amended and restated Senior Credit Facility (the “Amended Senior Credit Facility”) on January 11, 2002, which increased available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either; (1) the base rate, which is the higher of the prime lending rate (4.75% at March 30, 2002), the secondary market rate for three month depository certificates plus up to 1% or 0.5% in excess of the Federal funds effective rate, plus a margin or (2) the Eurodollar rate (1.9% at March 30, 2002) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans. At March 30, 2002, total outstanding borrowings under the Amended Senior Credit Facility aggregated $28.0 million, with a weighted average interest rate of 6.1%.

Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing on March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment. However, the Tranche B commitment has a corresponding increase of $250 each quarter commencing on March 31, 2002 that can be used to fund the quarterly Tranche A payments. Subsequent to March 30, 2002, the Company remitted the required $250 of principal repayments under Tranche A as per the terms of the Amended Senior Credit Facility.

The Amended Senior Credit Facility requires that the Company meet certain minimum levels of consolidated EBITDA, which is measured at the end of each fiscal quarter, beginning with the first quarter of 2002. We currently expect to remain in compliance with this financial covenant for at least the next twelve months provided the Company is able to meet or exceed the 2002 operating plan or contingency plan (see below). In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to engaging in transactions with affiliates; prepaying subordinated debt and the Company’s 12 5/8% senior notes due in 2007 (the “Senior Notes”); incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures. The revolving loans under the Amended Senior Credit Facility are due in February 2004.

The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and also from excess cash flow, as defined in the agreement.

Our primary supplier, a related party, purchased a $12.5 million participation in our Amended Senior Credit Facility.

T.J.B., Bedding Experts and Holdings have guaranteed the Company’s obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all of the assets of the Company.

At December 29, 2001 and March 30, 2002, the Company had approximately $3.9 million and $4.1 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001 and March 30, 2002.

During the three months ended March 30, 2002, the Company incurred a pre-tax loss of $8.2 million. The Company expects to incur a pre-tax loss in fiscal 2002 before considering gains or losses from any asset sales. As of March 30, 2002, the Company’s current assets totaled $30.5 million and current liabilities were $46.0 million, resulting in a net working capital deficit of approximately $15.5 million. The Company’s stockholder’s deficiency was $106.1 million as of March 30, 2002.

The Company’s liquidity has been, and continues to be, constrained. During 2001, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As further discussed above, the Company has successfully renegotiated its senior credit facility, which has resulted in an increase in the total commitment from $20.0 million to $30.0 million. However, at March 30, 2002, the total outstanding borrowings under this credit facility aggregated $28.0 million, and there is no additional availability under the facility.

In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue methods to expand its business activities and to pursue opportunities to make its operations more efficient. The Company’s 2002 operating plan calls for new store openings, reductions to current inventory levels, increased payment terms with our primary supplier (a related party), improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believes that successful execution of the 2002 operating plan will result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, the Company’s first quarter results are behind plan. No assurances can be given that the Company will be able to achieve all or part of the objectives discussed above. Further, if the Company’s operations are unable to generate cash flow levels at or above its current 2002 projections, the Company may not have sufficient funds to meet its current obligations over the next twelve months. Should such events occur, management is committed to implementing all or a portion of its contingency plan. Such plan has been developed and designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets, reducing advertising expenditures, and reducing general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company’s financial position, results of operations and cash flows.

As the Company’s results of operations for the three months ended March 30, 2002 are behind its plan, the Company has implemented elements of the contingency plan and has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options.

Cash Flows – Operating Activities

Net cash used in operating activities for the three months ended March 30, 2002 was $9.0 million, as compared to the $4.6 million of cash used in operating activities for the three months ended March 31, 2001. The primary cause of the decreased cash flow from operations in the quarter ended March 30, 2002 is the Company’s net loss of $8.2 million in the current period.

Cash Flows – Investing Activities

Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for the three months ended March 30, 2002 and March 31, 2001 were $0.4 million and $1.1 million, respectively. The spending in 2002 primarily relates to new store openings. The spending in 2001 was primarily related to new store openings as well as to the new POS/Inventory system implemented throughout the 2001 fiscal year.

Cash Flows – Financing Activities

Net cash provided by financing activities was $9.0 million for the three months ended March 30, 2002 and primarily relates to $12.5 million of borrowings under and $2.5 million of repayments on the senior credit facility. Net cash used in financing activities was $90 during the three-month period ended March 31, 2001.

Other

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

Forward-Looking Statements

This document includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions about us, including, among other things:

•	anticipated growth strategies and pursuit of potential acquisition opportunities

•	dependence upon our senior management team

•	increased future competition

•	possibility of fluctuations in the cost of raw materials and loss of suppliers

•	changes in economic and market conditions

•	dependence on our primary supplier, a related party

•	reliance on certain trademarks and other intellectual property

•	ability to return our stores in certain markets to profitability.

•	ability to successfully achieve the 2002 operating plan.

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

We are party to various legal proceedings from time to time arising in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations. Additionally, as of March 30, 2002, we are a defendant in a State Court class action lawsuit brought by certain current or former employees. Our management is currently unable to determine the outcome or the loss, if any, that may occur as a result of this litigation.

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

MATTRESS DISCOUNTERS CORPORATION

/S/ RICK FRIER
May 14, 2002	Name: Rick Frier Title: Chief Financial Officer