Form 10-Q
period 2002-06-29
MATTRESS DISCOUNTERS CORP
filed 2002-08-13
CIK 1094983

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002
                          Commission File No. 333-95945

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

Outstanding at August 13, 2002                         Class
------------------------------                         -----

            100                             Common Stock, $.01 Par Value


--------------------------------------------------------------------------------

                        MATTRESS DISCOUNTERS CORPORATION
                        --------------------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                                                                  Page
                                                                                                                  ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of December 29, 2001 and June 29, 2002 (unaudited) ........................................   3

                  Consolidated Statements of Operations (unaudited)
                  for the three and six months ended June 30, 2001 and June 29, 2002 ...........................   4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2001 and June 29, 2002 .....................................   5

                  Consolidated Statement of Stockholder's Deficiency - (unaudited)
                  for the six months ended June 29, 2002 .......................................................   6

                  Notes to Consolidated Financial Statements (unaudited) .......................................   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................................................   21

Item 3.           Quantitative and Qualitative Disclosure About Market Risks ...................................   31


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings ............................................................................   31

Item 2.           Changes in Securities ........................................................................   31

Item 3.           Defaults upon Senior Securities ..............................................................   31

Item 4.           Submission of Matters to a Vote of Security Holders ..........................................   31

Item 5.           Other Information ............................................................................   32

Item 6.           Exhibits and Reports on Form 8-K .............................................................   32


Signatures .....................................................................................................   34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                    December 29,         June 29,
                                                                        2001              2002
                                                                 ----------------    --------------
                                                                                       (Unaudited)
                             Assets

Current assets:
   Cash and cash equivalents .................................   $          3,861    $        2,821
   Accounts receivable .......................................              5,342             6,067
   Inventories, net ..........................................             17,980            17,187
   Assets held for sale ......................................                  -               988
   Prepaid expenses and other current assets .................              1,499             2,666
                                                                 ----------------    --------------
       Total current assets ..................................             28,682            29,729

Property and equipment, net ..................................             12,636             7,802
Debt issue costs and other assets ............................             10,917            10,457
Goodwill and other intangibles, net ..........................             53,511            53,501
                                                                 ----------------    --------------
       Total assets ..........................................   $        105,746    $      101,489
                                                                 ================    ==============


            Liabilities and Stockholder's Deficiency

Current liabilities:
   Current portion of long-term debt .........................   $            862    $      162,204
   Accounts payable and accrued expenses .....................             46,606            54,669
                                                                 ----------------    --------------
       Total current liabilities .............................             47,468           216,873
                                                                 ----------------    --------------

Long-term debt, excluding current portion ....................            152,182                 -
Other noncurrent liabilities .................................              4,037             3,659
                                                                 ----------------    --------------
       Total liabilities .....................................            203,687           220,532
                                                                 ----------------    --------------

Commitments and contingencies

Stockholder's deficiency:
   Common stock, 3,000 shares authorized, 100 shares issued
        and outstanding, $0.01 par value .....................                  -                 -
   Additional paid-in capital ................................             27,014            27,014
   Accumulated deficit .......................................           (124,955)         (146,057)
                                                                 ----------------    --------------
       Total stockholder's deficiency ........................            (97,941)         (119,043)
                                                                 ----------------    --------------
       Total liabilities and stockholder's deficiency ........   $        105,746    $      101,489
                                                                 ================    ==============

          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                      Three Months     Three Months      Six Months       Six Months
                                                          Ended           Ended            Ended            Ended
                                                      June 30, 2001    June 29, 2002    June 30, 2001    June 29, 2002
                                                     --------------    -------------    -------------    -------------
Net sales .........................................  $  61,440         $   60,436       $  121,462       $  118,989

Cost of sales .....................................     41,167             41,675           83,509           81,805
                                                     ---------          ---------       ----------       ----------
     Gross profit .................................     20,273             18,761           37,953           37,184
General and administrative expenses ...............     22,061             22,531           41,775           43,832
Loss on disposal of assets ........................      1,689              2,237            1,689            2,237
Reserve for Heilig-Meyers receivable ..............      1,564                  -            1,564                -
Reserve for settlement of lawsuit                            -              1,750                -            1,750
                                                     ---------          ---------       ----------       ----------
     Loss from operations .........................     (5,041)            (7,757)          (7,075)         (10,635)
Other income (expense):
     Interest income ..............................        104                 20              210               46
     Interest expense .............................     (5,356)            (5,199)         (10,385)         (10,513)
                                                     ---------         ----------       ----------       ----------
Loss before income taxes ..........................    (10,293)           (12,936)         (17,250)         (21,102)
Benefit from income taxes .........................     (3,805)                 -           (6,365)               -
                                                     ---------         ----------       ----------       ----------
     Net loss .....................................  $  (6,488)        $  (12,936)       $ (10,885)      $  (21,102)
                                                     =========         ==========       ==========       ==========


          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Six Months            Six Months
                                                                    Ended                Ended
                                                               June 30, 2001         June 29, 2002
                                                               -------------         -------------
Cash flows from operating activities:
Net loss ..................................................... $  (10,885)           $ (21,102)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization ......................      2,871                2,161
          Amortization of discount on Senior Notes ...........        315                  318
          Amortization of debt issue costs ...................        708                  746
          Deferred income taxes ..............................     (6,365)                   -
          Reserve for Heilig-Meyers receivable ...............      1,564                    -
          Reserve for settlement of lawsuit ..................          -                1,750
          Provision for obsolete inventory reserve ...........          -                1,312
          Loss on disposal of assets .........................      1,689                2,227
          Changes in operating assets and liabilities:
             Accounts receivable .............................       (849)                (725)
             Inventories .....................................         77               (1,583)
             Prepaid expenses and other assets ...............       (161)                  31
             Due from affiliate ..............................        343                    -
             Accounts payable and accrued expenses ...........      1,071                6,278
             Other noncurrent liabilities ....................        279                 (378)
                                                               ----------            ---------
                Net cash used in operating activities ........     (9,343)              (8,965)
                                                               ----------            ---------

Cash flows from investing activities:
     Property and equipment expenditures .....................     (2,387)                (657)
     Proceeds from disposal of assets ........................          -                  207
                                                               ----------            ---------
                Net cash used in investing activities ........     (2,387)                (450)
                                                               ----------            ---------

Cash flows from financing activities:
     Borrowings on long-term debt ............................     18,000               12,500
     Payments on long-term debt ..............................       (107)              (3,658)
     Payment of debt issue costs .............................        (18)                (467)
                                                               ----------            ---------
                Net cash provided by financing activities ....     17,875                8,375
                                                               ----------            ---------

Net increase (decrease) in cash and cash equivalents .........      6,145               (1,040)
Cash and cash equivalents, beginning of period ...............      8,195                3,861
                                                               ----------            ---------
Cash and cash equivalents, end of period ..................... $   14,340            $   2,821
                                                               ==========            =========


          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                                 (in thousands)

                                                                   Additional                     Total
                                                         Common     paid-in     Accumulated    stockholder's
                                                          Stock     capital      deficit        deficiency
                                                         ------    ----------   -----------    -------------
Balances as of December 29, 2001 ....................    $   -     $ 27,014     $ (124,955)    $  (97,941)
Net loss ............................................        -            -        (21,102)       (21,102)
                                                         -----     --------     ----------     ----------
Balances as of June 29, 2002 ........................    $   -     $ 27,014     $ (146,057)    $ (119,043)
                                                         =====     ========     ==========     ==========



          See accompanying notes to consolidated financial statements.

                MATTRESS DISCOUNTERS CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   Organization and Basis of Financial Statement Presentation

     Mattress Discounters Corporation and subsidiaries are engaged in the manufacture and retail sale of mattresses and bedding products in various markets throughout the United States. The accompanying consolidated financial statements at December 29, 2001 include the accounts of Mattress Discounters Corporation ("Mattress Discounters"), and its wholly owned subsidiaries T.J.B., Inc. ("T.J.B."), and The Bedding Experts, Inc. ("Bedding Experts") (collectively referred to as the "Company"). Effective June 21, 2002, the Company entered into an agreement to sell 100% of its ownership interest in Bedding Experts and substantially all Company facilities in the Chicago market to an unrelated third party (see Note 11). Accordingly, the consolidated financial statements at June 29, 2002 and for the period then ended, include the accounts of Mattress Discounters and T.J.B. for the period through June 29, 2002 and the accounts of Bedding Experts for the period through June 20, 2002. All significant intercompany accounts and transactions of the Company have been eliminated.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations, has a net capital deficiency and is currently in default of its bank obligations. Although the Company has entered into standstill agreements with its lenders and other parties (see Note 2), the factors discussed above raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The accompanying unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 29, 2002, and its results of operations and cash flows for the periods presented herein. Except as discussed in Notes 7, 8, 9, 10 and 11 below, all adjustments in the periods presented herein are normal and recurring in nature. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements for the year ended December 29, 2001. The results of operations for the three and six-month periods ended June 29, 2002 are not necessarily indicative of the results of operations for the year ending December 28, 2002.

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

     Unless otherwise stated in these notes to the financial statements, "000's" are omitted in references to the amounts derived from the financial statements.

2.   Liquidity

     During the six months ended June 29, 2002, the Company incurred a pre-tax loss of $21.1 million and the Company expects to incur a pre-tax loss in fiscal 2002. At June 29, 2002, the Company's current assets totaled $29.7 million and current liabilities were $216.9 million, resulting in a net working capital deficit of $187.2 million. The Company's stockholder's deficiency was $119.0 million at June 29, 2002.

     The Company's liquidity has been, and continues to be, materially constrained. During 2001 and 2002, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As further discussed in

     Note 3, the Company successfully renegotiated its senior credit facility in January 2002, which resulted in an increase in the total commitment from $20.0 million to $30.0 million. At June 29, 2002, the total outstanding borrowings under this credit facility aggregated $27.7 million, exclusive of $2.0 million in outstanding letters of credit.

     In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue opportunities to make its operations more efficient. The Company's operating plan for 2002 called for new store openings, reductions in inventory levels, increased payment terms with its primary supplier (a related party), improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believed that successful execution of the 2002 operating plan would result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, the Company's results of operations for the six months ended June 29, 2002 are behind plan and the Company is currently in non-compliance with the terms of its outstanding indebtedness (see Note 3). As a result, management is implementing a contingency plan. The contingency plan has been designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets and reducing advertising expenditures and general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company's financial position, results of operations and cash flows. In addition, absent a restructuring by the Company of its outstanding indebtedness or if the Company is unsuccessful in pursuing other strategic alternatives, the Company will not be able to generate sufficient cash flows to meet its current obligations over the next twelve months. The Company has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options.

     As further discussed in Note 11 below, the Company entered into an agreement to sell its Chicago operations to an unrelated third party and to exit the market effective as of June 21, 2002. Additionally, in connection with the Company's decision to exit the Chicago market, the Company recently reduced its workforce at its corporate support center and recorded a severance charge of $0.2 million in July 2002.

     Further, on July 15, 2002, the Company announced that it was deferring an $8.8 million interest payment on its 12 5/8% Senior Notes due 2007 ("Senior Notes") and is using the 30-day grace period provided for under the terms of the related indenture agreement (the "Indenture"). Deferment beyond the 30-day grace period would result in an event of default under the terms of the Indenture as well as a cross-default under Mattress Discounters' amended senior credit facility. The Company and its financial advisors are currently in discussions with the Ad-hoc committee of holders of a majority of the outstanding Senior Notes (the "Bondholder Committee") to negotiate the terms of a restructuring of the Company's capital structure. The Company entered into a standstill agreement dated August 2, 2002, with the Bondholder Committee that is in effect through September 30, 2002. On August 2, 2002, the Company entered into an agreement with its primary supplier (a related party) that provides for amended supply agreement terms through September 30, 2002. The standstill agreement with the Bondholder Committee terminates in the event of a default under the Indenture other than for nonpayment of the July 15, 2002 interest payment or in the event the Company terminates or further modifies its agreement with our primary supplier (a related party) after August 2, 2002. On August 12, 2002, the Company entered into a standstill agreement with the lenders under its Amended Senior Credit Facility that is in effect through September 25, 2002.

3.   Senior Credit Facility

     Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the "Prior Senior Credit Facility") originally entered into to finance a portion of the recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at January 11, 2002 under the Prior Senior Credit Facility was $18.0 million. Through January 11, 2002, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, on January 11, 2002, the Company entered into an amended and restated Senior Credit Facility (the "Amended Senior Credit Facility") which increased the available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability calculated pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory, and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either: (1) the base rate, which is the higher of (a) the prime lending rate (4.75% at June 29, 2002) plus a margin, (b) the secondary market rate for three month depository certificates plus 1% and a margin or (c) the Federal funds effective rate plus 0.5% and a margin or
     (2) the Eurodollar rate (1.8% at June 29, 2002) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans. As of May 14, 2002, the Company entered into a First Amendment to the Amended Senior Credit Facility, pursuant to which, among other things, certain contemplated transactions were added as permitted sales under the facility. As of June 20, 2002, the Company entered into a Second Amendment to the Amended Senior Credit Facility, pursuant to which, among other things, the Company's contemplated sale of its Chicago market was added as a permitted sale under the facility, the Company's minimum EBITDA covenant was modified and a provision was added requiring that the proceeds of certain assets sales be used to repay indebtedness, and reduce the commitment, under the Amended Senior Credit Facility. At June 29, 2002, total outstanding borrowings under the Amended Senior Credit Facility aggregated $27.7 million, with a weighted average interest rate of 6.0%, exclusive of $2.0 million in outstanding letters of credit.

     Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment by the lenders. However, the Tranche B commitment by the lenders has a corresponding increase of $250 each quarter commencing March 31, 2002 that can be used to fund the quarterly Tranche A payments. Through August 12, 2002, the Company has remitted all principal repayments required under the terms of the Amended Senior Credit Facility.

     The Amended Senior Credit Facility requires the Company to meet certain levels of consolidated EBITDA, measured at the end of each fiscal quarter, beginning the first fiscal quarter of 2002. Pursuant to the terms of the Amended Senior Credit Facility, non-compliance with the financial covenants or an event of default under the Indenture results in a default which permits the lenders, and the Agents under the Amended Senior Credit Facility, to exercise certain remedies, including the right to terminate the lender's commitment and declare all outstanding loans and any accrued interest immediately due and payable. The Company did not achieve the required consolidated EBITDA level for the period ended June 29, 2002. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of August 12, 2002.

     Furthermore, the Company's deferral of the July 15, 2002 interest payment past August 14, 2002 would qualify as an event of default under the Amended Senior Credit Facility. On August 12, 2002, the Company entered into a standstill agreement with the lenders and Agent under the Amended Senior Credit Facility pursuant to which the lenders and Agent will refrain from exercising any rights or remedies that may arise as a result of the Company's deferral of the July 15th interest payment and its failure to satisfy the EBITDA financial covenant. The standstill agreement is in effect through September 25, 2002. The standstill agreement does not prevent the lenders and Agent from exercising their rights under the Amended Senior Credit Facility with respect to matters not covered by the Standstill Agreement.

     The revolving loans under the Amended Senior Credit Facility are due in February 2004. However, as a result of the Company's non-compliance with the financial covenants, amounts outstanding under the Amended Senior Credit Facility are classified as current liabilities in the accompanying balance sheet at June 29, 2002. Amounts due under the Indenture are due in 2007. However, as a result of the Company's failure to make its July 15, 2002 interest payment, and the matters described in Note 2 to these financial statements, it is probable that an event of default will occur. Accordingly, amounts due under the Indenture are also classified as current liabilities in the accompanying balance sheet at June 29, 2002.

     The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and from "excess cash flow", as defined in the agreement. In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to, on engaging in transactions with affiliates; prepaying subordinated debt and the Company's Senior Notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures above a certain threshold.

     Our primary supplier (a related party) purchased a $12.5 million participation in our Amended Senior Credit Facility in January 2002.

     T.J.B. and Mattress Holding Corporation ("Holdings") have guaranteed the Company's obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all assets of the Company.

     At December 29, 2001 and June 29, 2002, the Company had approximately $3.9 million and $4.1 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001 and June 29, 2002, respectively.

4.   New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which superseded APB Opinion No. 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Under the provisions of SFAS 142, a two-step impairment test is first used to identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. Any impairment loss that is recorded in connection with the initial application of SFAS 142 will be reported as a cumulative change in accounting principle. The Company adopted the provisions of SFAS 142 in the first fiscal quarter of 2002. Upon adoption of SFAS 142, the Company made determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test and has identified a potential impairment of goodwill related to its retail and manufacturing reporting units. The Company has not yet completed the second step of the test that will measure the amount of impairment loss. In accordance with SFAS 142, the second step of the impairment test will be completed prior to the issuance of the consolidated financial statements for the year ending December 28, 2002 and the Company expects to record a charge of up to $53.3 million upon completion of the test.

     In accordance with SFAS 142, amortization of goodwill was discontinued as of December 31, 2001. The carry value of goodwill at June 29, 2002 was $53.3 million. A reconciliation of previously reported net loss to the amounts adjusted for the exclusion of goodwill amortization follows:


                                              Three Months        Three Months        Six Months       Six Months
                                                 Ended                Ended             Ended            Ended
                                                June 30,            June 29,           June 30,         June 29,
                                                  2001                2002              2001             2002
                                              ----------          -----------        -----------      -----------
          Reported net loss ................. $   (6,488)         $   (12,936)       $   (10,885)     $   (21,102)
          Goodwill amortization,
             net of tax .....................        379                    -                751                -
                                              ----------          -----------        -----------      -----------
          Adjusted net loss ................. $   (6,109)         $   (12,936)       $   (10,134)     $   (21,102)
                                              ==========          ===========        ===========      ===========


     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets, and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (a) can be distinguished from the rest of the entity and (b) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the year commencing December 30, 2001. The Company adopted SFAS 144 effective as of December 30, 2001, and except as further discussed in Notes 8 and 11, there was no effect on the Company's financial statements.

5.   Inventories

     Inventories are summarized as follows, as of:


                                                                         December 29,             June 29,
                                                                             2001                   2002
                                                                      ------------------     ----------------

        Finished Goods ...........................................    $          16,803      $       16,229
        Work in Process ..........................................                  157                 142
        Raw Materials ............................................                1,020                 816
                                                                      -----------------      --------------
                                                                      $          17,980      $       17,187
                                                                      =================      ==============


6.   Accounts Payable and Accrued Expenses

     Current accounts payable and accrued expenses consist of the following:


                                                                         December 29,            June 29,
                                                                             2001                  2002
                                                                      -----------------      --------------
        Accounts payable .........................................    $          26,952      $       32,335
        Accrued salaries, taxes and benefits .....................                3,332               2,886
        Accrued sales tax ........................................                  999                 458
        Accrued interest .........................................                8,441               7,917
        Customer deposits and layaway ............................                3,398               4,397
        Reserve for settlement of lawsuit ........................                    -               1,750
        Other ....................................................                3,484               4,926
                                                                      -----------------      --------------
              Total ..............................................    $          46,606      $       54,669
                                                                      =================      ==============


       Noncurrent liabilities consist of the following:

                                                                         December 29,            June 29,
                                                                             2001                  2002
                                                                      -----------------      --------------
        Accrued rent .............................................    $           1,675      $        1,307
        Workers compensation reserve .............................                2,057               2,057
        Other ....................................................                  305                 295
                                                                      -----------------      --------------
              Total ..............................................    $           4,037      $        3,659
                                                                      =================      ==============

7.   Legal Matters

     The Company is party to various proceedings that arise from time to time in the ordinary course of business. The Company does not expect that these matters, individually or in the aggregate, will have a material adverse effect on the business, financial condition or results of operations of the Company.

     Additionally, as of June 29, 2002, the Company is a defendant in a California state court class action lawsuit brought by certain current and former employees alleging unfair labor practices. The action sought allegedly unpaid wages and penalties, attorneys' fees, and costs. The Company has recently reached a tentative agreement to resolve this litigation, which is subject to approval by the Court and by the members of the plaintiff class. Pursuant to the terms of the proposed settlement, the Company would be obligated to provide cash and non-cash consideration of $1.75 million related to restitution to the class members and for legal and administrative costs. Such proposed settlement would be satisfied through a cash payment of $0.7 million and non-cash benefits being provided to the members of the plaintiff class. Accordingly, the Company recorded a charge of $1.75 million in the three-month period ended June 29, 2002 to accrue for such loss.

8.   Loss on Closure of Alabama Plant

     In March 2002, the Company ceased operations at its Montgomery, Alabama plant. The Alabama plant has historically been utilized to manufacture product for Heilig-Meyers, which has ceased operations in connection with Heilig-Meyers' bankruptcy proceedings. During the three months ended March 30, 2002, the Company recorded a $0.1 million loss on the closure of the Alabama plant, inclusive of provisions for employee severance, asset write-downs and other costs associated with the closing of the plant. Such loss is included in general and administrative expenses in the accompanying statement of operations. During the six months ended June 29, 2002, the Company received total proceeds of $207 from the sale of certain manufacturing equipment previously used in the Alabama plant, inclusive of $156 from our primary supplier (a related party).

9.   Loss on Disposal of Denver Assets

     In June 2001, the Company entered into an agreement whereby an unrelated third party (the "Buyer") purchased substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. The Buyer subleased all properties leased by the Company in the Denver market. The effective date of the transaction was August 2, 2001. Total consideration received by the Company for the sale of the related assets aggregated $297 resulting in a loss on disposal of assets of $1,689. Such loss is included in loss on disposal of assets in the accompanying financial statements and includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction. The Company has a continuing liability under these leases in the event the Buyer defaults on its commitment under these lease assignments. Future minimum rents associated with these leases are $484 in 2002, $826 in 2003, $509 in 2004, $390 in 2005 and $190 in 2006.

     The Denver market consisted of 14 stores and a distribution center servicing the metro-Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three and six months ended June 30, 2001 were $832 and $1,720, respectively. The operating loss for the Denver market included in the accompanying statements of operations for the three and six months ended June 30, 2001 were $340 and $975, respectively.

10.  Reserve for Heilig-Meyers Receivable

     The Company is pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million. While the Company will continue to pursue its rights related to this claim, management believes that the recoverability of these amounts is uncertain. Accordingly, a charge in the amount of $1.6 million was recorded during the second quarter of 2001 to establish a reserve against this outstanding receivable.

11.  Loss on Disposal of Chicago Assets

     Effective June 21, 2002, the Company entered into an agreement to sell 100% of its ownership interests in Bedding Experts to Mattress World, Inc. ("MW"), an unrelated third party. Accordingly, MW acquired all assets and liabilities of Bedding Experts as of the effective date of the transaction. Additionally, MW has agreed to assume the rights and obligations of all other Company retail and warehouse facilities leased and owned in the Chicago market. Total cash consideration to be received by the Company for the sale of the related assets is $1.2 million resulting in a loss on disposal of assets of $3.1 million, inclusive of a $0.9 million charge to cost of sales as this amount relates to losses incurred on inventory. The carrying value of the assets and liabilities sold to MW were $2.0 million in inventory, $2.1 million in property and equipment, $0.6 million in other assets and $0.4 million in customer deposit liabilities.

     In connection with the agreement, MW has issued a promissory note to the Company pursuant to which the Company will receive $1.2 million plus interest accrued at the rate of 5% per annum in twelve equal monthly installments commencing July 21, 2002. Further, the Company has a continuing liability under certain Chicago leases in the event MW defaults on its commitment under these lease assignments. Future minimum rents associated with these leases are $651 in 2002, $1,275 in 2003, $925 in 2004, $698 in 2005 and $536 in 2006 and $1,015 thereafter.

     The Chicago market consisted of 58 stores and a distribution center servicing the metro-Chicago area. Revenues for the Chicago market for the three and six months ended June 29, 2002, were $5.4 million and $11.1 million, respectively. Revenues for the three and six months ended June 30, 2001 were $7.4 million and $14.6 million, respectively. The operating loss for the Chicago market for the three and six months ended June 29, 2002 were $2.5 million and $4.1 million, respectively, exclusive of the $2.2 million loss on disposal of Chicago assets discussed above. The operating loss for the three and six months ended June 30, 2001 was $1.2 million and $2.0 million, respectively.

     In addition, the Company entered into a multi-year supply agreement to supply MW with bedding from the Company's manufacturing operations.

12.  Related Party

     In March 2002, the Company entered into an agreement with an affiliate for the exchange and assignment of certain operating leases. Pursuant to the terms of the agreement, the Company has assumed leases for four stores in the Richmond, Virginia market in exchange for the affiliate assuming leases for eight stores in the Tampa, Florida market. Further, the Company has a continuing liability under the Tampa, Florida leases in the event the affiliate defaults on its commitment under these lease assignments. Future minimum rents associated with the eight Tampa, Florida leases are $278 in 2002, $429 in 2003, $292 in 2004, $186 in 2005, $143 in 2006 and $297
     thereafter. Future minimum rents associated with the four Richmond, Virginia leases are $133 in 2002, $268 in 2003, $202 in 2004, $133 in 2005,
     $87 in 2006 and $403 thereafter.

13.  Segment Information

     The Company operates in two reportable segments, as described below:

     (a) Retail Segment -- Sale of mattresses and bedding products through 247 and 301 retail locations as of June 29, 2002 and June 30, 2001, respectively.

     (b) Manufacturing Segment -- Manufacture and sale of mattresses, box springs and foundations to the retail segment and to external retailers at current market prices.

     All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective business units.

     Summarized unaudited financial information concerning the Company's reportable segments is shown in the following table:

                                                                       Manufacturing
                                                           --------------------------------------
                                                                         Affiliates/
                                                            Retail         Third                   Interco
                                  Period        Retail      Segment       Parties       Total       Elim.     Consolidated
                             --------------- -----------  ------------ ------------- ----------- ----------- ----------------

                             3 months ended:
                             ---------------
     Net sales                 June 29, 2002  $   60,224   $     9,213   $       212   $   9,425  $  (9,213)  $        60,436
                               June 30, 2001      61,210        10,240           230      10,470    (10,240)           61,440

                             6 months ended:
                             ---------------
                               June 29, 2002  $  118,653   $    18,045   $       336   $  18,381  $ (18,045)  $       118,989
                               June 30, 2001     120,237        18,858         1,225      20,083    (18,858)          121,462

                                                                                        Corporate/
                                               Period         Retail    Manufacturing      Other      Consolidated
                                               ------         ------    -------------      -----      ------------
                                           3 months ended:
                                           ---------------
     Segment profit (loss)/(1)/              June 29, 2002    (10,015)      2,258             -           (7,757)
                                             June 30, 2001     (7,502)      2,461             -           (5,041)

                                           6 months ended:
                                           ---------------
                                             June 29, 2002    (14,775)      4,140             -          (10,635)
                                             June 30, 2001    (11,270)      4,195             -           (7,075)


                                                                                        Corporate/
                                               Period         Retail    Manufacturing      Other      Consolidated
                                               ------         ------    -------------      -----      ------------
     Identifiable assets/(2)/                June 29, 2002     23,892       2,085         75,512         101,489
                                         December 29, 2001     27,881       2,735         75,130         105,746

     (1)  Segment profit (loss) represents income (loss) from operations.
     (2) Identifiable assets represent only inventories and net property and equipment in the retail and manufacturing segments. All other assets are included in Corporate/Other. For management purposes, depreciation and amortization of corporate identifiable assets are allocated to the retail and manufacturing segments.

14.  Summarized Financial Information

     The Company's Amended Senior Credit Facility and Senior Notes are guaranteed, fully, jointly and severally, and unconditionally by all of the Mattress Discounters' current and future, direct and indirect subsidiaries. As of June 21, 2002, the Company has one guarantor subsidiary, T.J.B. The following is summarized condensed consolidating financial information of the Company, segregating the parent company (Mattress Discounters) and its guarantor subsidiaries. As described in Note 1 - Organization and Basis of Financial Statement Presentation, each of Mattress Discounters' subsidiaries are wholly owned. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be beneficial to investors.

         Index to Unaudited Condensed Consolidating Information
         ------------------------------------------------------

         o    Consolidating Balance Sheets at June 29, 2002
         o Consolidating Statements of Operations for the three months ended June 29, 2002
         o Consolidating Statements of Operations for the six months ended June 29, 2002
         o Condensed Consolidating Statements of Cash Flows for the six months ended June 29, 2002
         o    Consolidating Balance Sheets at December 29, 2001
         o Consolidating Statements of Operations for the three months ended June 30, 2001
         o Consolidating Statements of Operations for the six months ended June 30, 2001
         o Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2001

                     Unaudited Consolidating Balance Sheets
                                  June 29, 2002
                                 (in thousands)


                                                            Mattress
                                                           Discounters
                                                           Corporation
                                                            (Parent         Guarantor      Consolidating     Consolidated
                                                            Company)       Subsidiary       Adjustments         Totals
                                                         --------------  --------------   ---------------  ---------------
                        Assets

Cash and cash equivalents ............................  $         2,596  $          225  $              -  $         2,821
Accounts receivable ..................................            4,543           1,524                 -            6,067
Inventories, net .....................................           11,981           5,333              (127)          17,187
Assets held for sale .................................              988               -                 -              988
Prepaid expenses and other current assets ............            2,666               -                 -            2,666
Intercompany receivable ..............................            6,149          11,758           (17,907)               -
                                                        ---------------  --------------  ----------------  ---------------
      Total current assets ...........................           28,923          18,840           (18,034)          29,729

Property and equipment, net ..........................            6,219           1,583                 -            7,802
Debt issue costs and other assets ....................           10,302             155                 -           10,457
Goodwill and other intangibles, net ..................           45,506           7,995                 -           53,501
Investment in subsidiaries ...........................           (5,300)              -             5,300                -
                                                        ---------------  --------------  ----------------  ---------------
      Total assets ...................................  $        85,650  $       28,573  $        (12,734) $       101,489
                                                        ===============  ==============  ================  ===============

       Liabilities and Stockholder's Deficiency

Current portion of long-term debt ....................  $       162,204  $            -  $              -  $       162,204
Accounts payable and accrued expenses ................           40,162          14,507                 -           54,669
Intercompany payable .................................                -          18,034           (18,034)               -
                                                        ---------------  --------------  ----------------  ---------------
      Total current liabilities ......................          202,366          32,541           (18,034)         216,873

Other noncurrent liabilities .........................            2,327           1,332                -             3,659
                                                        ---------------  --------------  ----------------  ---------------
      Total liabilities ..............................          204,693          33,873           (18,034)         220,532
                                                        ---------------  --------------  ----------------  ---------------

Stockholder's deficiency:
  Common stock .......................................                -               -                 -                -
  Additional paid-in capital .........................           27,014               -                 -           27,014
  Accumulated deficit ................................         (146,057)         (5,300)            5,300         (146,057)
                                                        ---------------  --------------  ----------------  ---------------
      Total stockholder's deficiency .................         (119,043)         (5,300)            5,300         (119,043)
                                                        ---------------  --------------  ----------------  ---------------
      Total liabilities and stockholder's deficiency .  $        85,650  $       28,573  $        (12,734) $       101,489
                                                        ===============  ==============  ================  ===============


                Unaudited Consolidating Statements of Operations
                    For the three months ended June 29, 2002
                                 (in thousands)


                                                      Mattress
                                                     Discounters
                                                     Corporation
                                                      (Parent        Guarantor      Consolidating      Consolidated
                                                      Company)      Subsidiaries     Adjustments          Totals
                                                    -------------  ---------------  --------------   ----------------
Net sales .....................................   $       41,621   $        22,166  $       (3,351)  $         60,436
Cost of sales .................................           27,294            16,204          (1,823)            41,675
                                                  --------------   ---------------  --------------   ----------------
     Gross profit .............................           14,327             5,962          (1,528)            18,761
General and administrative expenses ...........           14,468             8,063               -             22,531
Loss of disposal of assets ....................                -             2,237               -              2,237
Reserve for settlement of lawsuit .............            1,750                 -               -              1,750
                                                  --------------   ---------------  --------------   ----------------
   Loss from operations .......................           (1,891)           (4,338)         (1,528)            (7,757)

Other income (expense):
      Interest income .........................               20                 -               -                 20
      Interest expense ........................           (5,191)               (8)              -             (5,199)
      Other, net ..............................           (4,346)                -           4,346                  -
                                                  --------------   ---------------  --------------   ----------------
   Net loss ...................................   $      (11,408)  $        (4,346) $        2,818   $        (12,936)
                                                  ==============   ===============  ==============   ================




                Unaudited Consolidating Statements of Operations
                     For the six months ended June 29, 2002
                                 (in thousands)

                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent        Guarantor      Consolidating       Consolidated
                                                      Company)      Subsidiaries     Adjustments           Totals
                                                  --------------   ---------------   -------------   ----------------
Net sales .....................................   $       83,105   $        42,267  $       (6,383)  $        118,989
Cost of sales .................................           54,831            30,452          (3,478)            81,805
                                                  --------------   ---------------  --------------   ----------------
     Gross profit .............................           28,274            11,815          (2,905)            37,184
General and administrative expenses ...........           28,042            15,790               -             43,832
Loss of disposal of assets ....................                -             2,237               -              2,237
Reserve for settlement of lawsuit .............            1,750                 -               -              1,750
                                                  --------------   ---------------  --------------   ----------------
   Loss from operations .......................           (1,518)           (6,212)         (2,905)           (10,635)

Other income (expense):
      Interest income .........................               46                 -               -                 46
      Interest expense ........................          (10,498)              (15)              -            (10,513)
      Other, net ..............................           (6,227)                -           6,227                  -
                                                  --------------   ---------------  --------------   ----------------
   Net loss ...................................   $      (18,197)  $        (6,227) $        3,322   $        (21,102)
                                                  ==============   ===============  ==============   ================

           Unaudited Condensed Consolidating Statements of Cash Flows
                     For the six months ended June 29, 2002
                                 (in thousands)


                                                         Mattress
                                                       Discounters
                                                       Corporation
                                                         (Parent       Guarantor    Consolidating   Consolidated
                                                         Company)     Subsidiaries   Adjustments       Totals
                                                      -------------  ------------   -------------   ------------
Net cash provided by (used in) operating activities . $      (9,228) $        263   $     -         $     (8,965)
Net cash used in investing activities ...............          (121)         (329)        -                 (450)
Net cash provided by (used in) financing activities .         8,389           (14)        -                8,375
                                                      -------------  ------------   -------------   ------------
Net decrease in cash and cash equivalents ...........          (960)          (80)        -               (1,040)
Cash and cash equivalents, beginning of period ......         3,556           305         -                3,861
                                                      -------------  ------------   -------------   ------------
Cash and cash equivalents, end of period ............ $       2,596  $        225   $     -         $      2,821
                                                      =============  ============   =============   ============


                     Unaudited Consolidating Balance Sheets
                                December 29, 2001
                                 (in thousands)


                                                           Mattress
                                                          Discounters
                                                          Corporation
                                                            (Parent        Guarantor        Consolidating     Consolidated
                                                           Company)       Subsidiaries       Adjustments         Totals
                                                        --------------  ---------------  -----------------  ---------------
                        Assets
Cash and cash equivalents ...........................   $        3,556  $           305  $               -  $         3,861
Accounts receivable .................................            3,684            1,658                  -            5,342
Inventories, net ....................................           12,348            5,840               (208)          17,980
Prepaid expenses and other current assets ...........            1,486               13                  -            1,499
Intercompany receivable .............................            4,038            4,765             (8,803)               -
                                                        --------------  ---------------  -----------------  ---------------
      Total current assets ..........................           25,112           12,581             (9,011)          28,682

Property and equipment, net .........................            9,798            2,838                  -           12,636
Debt issue costs and other assets ...................           10,382              535                  -           10,917
Goodwill and other intangibles, net .................           45,507            8,004                  -           53,511
Investment in subsidiaries ..........................              927                -               (927)               -
                                                        --------------  ---------------  -----------------  ---------------
      Total assets ..................................   $       91,726  $        23,958  $          (9,938) $       105,746
                                                        ==============  ===============  =================  ===============

       Liabilities and Stockholder's Deficiency
Current portion of long-term debt ...................   $          549  $           313  $               -  $           862
Accounts payable and accrued expenses ...............           34,210           12,396                  -           46,606
Intercompany payable ................................                -            9,011             (9,011)               -
                                                        --------------  ---------------  -----------------  ---------------
      Total current liabilities .....................           34,759           21,720             (9,011)          47,468
                                                        --------------  ---------------  -----------------  ---------------

Long-term debt, excluding current portion ...........          152,182                -                  -          152,182
Other noncurrent liabilities ........................            2,726            1,311                  -            4,037
                                                        --------------  ---------------  -----------------  ---------------
      Total liabilities .............................          189,667           23,031             (9,011)         203,687
                                                        --------------  ---------------  -----------------  ---------------

Stockholder's deficiency:
  Common stock ......................................                -                -                  -                -
  Additional paid-in capital ........................           27,014                -                  -           27,014
  Retained earnings (accumulated deficit) ...........         (124,955)             927               (927)        (124,955)
                                                        --------------  ---------------  -----------------  ---------------
      Total stockholder's deficiency ................          (97,941)             927               (927)         (97,941)
                                                        --------------  ---------------  -----------------  ---------------
      Total liabilities and stockholder's deficiency    $       91,726  $        23,958  $          (9,938) $       105,746
                                                        ==============  ===============  =================  ===============

                Unaudited Consolidating Statements of Operations
                    For the three months ended June 30, 2001
                                 (in thousands)


                                                      Mattress
                                                     Discounters
                                                     Corporation
                                                      (Parent       Guarantor    Consolidating   Consolidated
                                                      Company)     Subsidiaries   Adjustments      Totals
                                                    ------------   ------------  -------------  --------------
Net sales ......................................  $       42,182  $     23,098  $      (3,840)  $       61,440
Cost of sales ..................................          27,487        15,735         (2,055)          41,167
                                                  --------------  ------------  -------------   --------------
   Gross profit ................................          14,695         7,363         (1,785)          20,273

General and administrative expenses ............          14,483         7,578              -           22,061
Loss on disposal of Denver assets ..............           1,689             -              -            1,689
Reserve for Heilig-Meyers receivable ...........           1,564             -              -            1,564
                                                  --------------  ------------  -------------   --------------
   Loss from operations ........................          (3,041)         (215)        (1,785)          (5,041)

Other income (expense):
      Interest income ..........................             104             -              -              104
      Interest expense .........................          (5,348)           (8)             -           (5,356)
      Other, net ...............................             221             -           (221)               -
                                                  --------------  ------------  -------------   --------------
Loss before income taxes .......................          (8,064)         (223)        (2,006)         (10,293)
Benefit from income taxes ......................          (3,803)           (2)                         (3,805)
                                                  --------------  ------------  -------------   --------------
   Net loss ....................................  $       (4,261) $       (221)  $     (2,006)  $       (6,488)
                                                  ==============  ============   ============   ==============



                Unaudited Consolidating Statements of Operations
                     For the six months ended June 30, 2001
                                 (in thousands)


                                                      Mattress
                                                    Discounters
                                                    Corporation
                                                      (Parent       Guarantor    Consolidating   Consolidated
                                                      Company)     Subsidiaries   Adjustments      Totals
                                                    -----------    ------------  -------------   ------------
Net sales .......................................   $     83,605   $    44,816   $     (6,959)   $    121,462
Cost of sales ...................................         55,380        31,852         (3,723)         83,509
                                                    ------------   -----------   ------------    ------------
   Gross profit .................................         28,225        12,964         (3,236)         37,953

General and administrative expenses .............         26,735        15,040              -          41,775
Loss on disposal of Denver assets ...............          1,689             -              -           1,689
Reserve for Heilig-Meyers receivable ............          1,564             -              -           1,564
                                                    ------------   -----------   ------------    ------------
   Loss from operations .........................         (1,763)       (2,076)        (3,236)         (7,075)

Other income (expense):
      Interest income ...........................            211           (1)              -             210
      Interest expense ..........................        (10,368)          (17)             -         (10,385)
      Other, net ................................          1,064             -         (1,064)              -
                                                    -------------  -----------   ------------    ------------
Loss before income taxes ........................        (10,856)       (2,094)        (4,300)        (17,250)
Benefit from income taxes .......................         (5,536)       (1,029)             -          (6,365)
                                                    ------------   -----------   ------------    ------------
   Net loss .....................................   $     (5,520)  $    (1,065)  $     (4,300)   $    (10,885)
                                                    ============   ===========   ============    ============

           Unaudited Condensed Consolidating Statements of Cash Flows
                     For the six months ended June 30, 2001
                                 (in thousands)


                                                           Mattress
                                                          Discounters
                                                          Corporation
                                                            (Parent       Guarantor     Consolidating   Consolidated
                                                           Company)      Subsidiaries    Adjustments      Totals
                                                          -----------    ------------   -------------   ------------
Net cash provided by (used in) operating activities ....  $     (9,885)  $        542   $     -         $    (9,343)
Net cash used in investing activities ..................        (1,804)          (583)        -              (2,387)
Net cash provided by (used in) financing activities ....        17,909            (34)        -              17,875
                                                          -------------  -------------  -------------   -----------
Net increase (decrease) in cash and cash equivalents ...         6,220            (75)        -               6,145
Cash and cash equivalents, beginning of period .........         7,786            409         -               8,195
                                                          -------------  -------------  -------------   -----------
Cash and cash equivalents, end of period ...............  $     14,006   $        334   $     -         $    14,340
                                                          ============   ============   =============   ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollars in thousands)

     Mattress Discounters Corporation ("MDC" or the "Company") operates in two segments: mattress retailing and mattress manufacturing.

     As of June 29, 2002, we operated our retail business through a nationwide network of 247 stores in 11 markets. Our manufacturing segment consisted of two manufacturing facilities as of June 29, 2002, one each in Maryland and California, that produce mattresses for sale in our retail stores under the Factory Direct Comfort Source (R) brand and for sale to external retailers under separate brands.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations, has a net capital deficiency and is currently in default of its bank obligations. Although the Company has entered into standstill agreements with its lenders and other parties (see section titled Liquidity and Cash Flows below), the factors discussed above raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "believe", "anticipate", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Mattress Discounters' actual results to differ materially from those indicated or suggested by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results".

Results of Operations

     The following discussion compares our results of operations for the three months ended June 29, 2002 to the three months ended June 30, 2001. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.


                                                          Three Months                     Three Months
                                                             Ended            % of            Ended           % of
                                                          June 30, 2001       Sales       June 29, 2002       Sales
                                                          -------------       -----       -------------       -----
     Net sales ........................................   $   61,440          100.0%        $  60,436         100.0%
     Cost of sales ....................................       41,167           67.0            41,675          69.0
                                                          ----------          ------        ---------         ------
        Gross profit ..................................       20,273           33.0            18,761          31.0

     General and administrative
        expenses ......................................       22,061           35.9            22,531          37.3
     Loss on disposal of assets .......................        1,689            2.8             2,237           3.7
     Reserve for Heilig-Meyers
        receivable ....................................        1,564            2.5                 -             -
     Reserve for settlement of lawsuit ................            -              -             1,750           2.8
                                                          ----------          ------        ---------         ------
        Income (loss) from operations .................       (5,041)          (8.2)           (7,757)        (12.8)
     Other income (expense):
         Interest income ..............................          104            0.1                20             -
         Interest expense .............................       (5,356)          (8.7)           (5,199)         (8.6)
                                                          ----------          ------        ---------         ------
     Income (loss) before benefit from
        income taxes ..................................      (10,293)         (16.8)          (12,936)        (21.4)
     Benefit from income taxes ........................       (3,805)           6.2                 -             -
                                                          ----------          ------        ---------         ------
     Net income (loss) ................................   $   (6,488)         (10.6)%         (12,936)        (21.4)%
                                                          ==========          =======       =========         =======


Three Months Ended June 29, 2002 Compared to Three Months Ended June 30, 2001

     Net sales: The Company's net sales for the three months ended June 29, 2002 decreased $1.0 million to $60.4 million from $61.4 million for the three months ended June 30, 2001. This decrease in sales is primarily due to the overall slow down in mattress sales throughout the industry and increased store concentrations from specialty and traditional retailers offset by year over year increases in net sales in certain of our markets. The external net sales of our manufacturing operation were consistent year over year at $0.2 million.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $60.2 million, $9.2 million, and $0.2 million, respectively, in the three months ended June 29, 2002, and $61.2 million, $10.2 million, and $0.2 million, respectively, in the three months ended June 30, 2001.

     Overall, MDC's retail sales for the three months ended June 29, 2002 decreased $1.0 million or 1.6%. The decrease in retail sales for the three months ended June 30, 2001 is attributable to (a) a $1.8 million decrease in comparable store sales, (b) the loss of $0.8 in revenue derived from the Denver market in the 2001 period offset by (c) $1.6 million resulting from net new store openings. Excluding the impact of the $0.8 million in revenue derived from the Denver retail market in the 2001 period, the year over year decrease in net retail sales was $0.2 million. Management continues to pursue initiatives to improve the operating performance of our retail stores.

     Net sales generated by the Company's manufacturing operations during the three months ended June 29, 2002, decreased $1.0 million to $9.4 million from $10.4 million for the three months ended June 30, 2001. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers remained consistent year over year at $0.2 million.

     Effective August 2, 2001, the Company closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro-Denver area. Revenues for the Denver market included in the accompanying statements of operations for the three months ended June 30, 2001 were $0.8 million. The operating loss for the Denver market included in the accompanying statements of operations for the three months ended June 30, 2001 was $0.3 million. See Loss on disposal of Denver assets for further discussion of this transaction.

     Effective June 21, 2002, the Company closed its Chicago, Illinois retail operations. The Chicago market consisted of 58 stores and a distribution center servicing the metro-Chicago area. Revenues for the Chicago market included in the accompanying statements of operations for the three months ended June 29, 2002 and June 30, 2001, were $5.4 million and $7.4 million, respectively. The operating loss for the Chicago market included in the accompanying statements of operations for the three months ended June 29, 2002 and June 30, 2001 were $2.5 million and $1.2 million, respectively, exclusive of the $2.2 million loss on disposal of Chicago assets. See Loss on disposal of Chicago assets for further discussion of this transaction.

     Gross profit: Gross profit for the three months ended June 29, 2002 decreased $1.5 million or 7.4% to $18.8 million from $20.3 million for the three months ended June 30, 2001. As a percentage of net sales, gross profit decreased 2.0 percentage points from 33.0% for the three months ended June 30, 2001 to 31.0% for the three months ended June 29, 2002. During the six months ended June 29, 2002, the Company experienced increased occupancy costs due to new store openings offset by increased selling margins coupled with reductions in inventory shrinkage achieved as a result of increased management oversight and improved systems and controls. As of June 29, 2002, the Company operated 247 stores compared to 301 stores operating as of June 30, 2001.

     General and administrative expenses: General and administrative expenses for the three months ended June 29, 2002 increased $0.5 million or 2.1% to $22.5 million from $22.0 million for the three months ended June 30, 2001. As a percentage of net sales, general and administrative expenses were 37.3% in the three months ended June 29, 2002 as compared to 35.9% in the three months ended June 30, 2001. The increase in general and administrative expenses is primarily due to increased advertising expenditures and increased professional fees associated with the Company's current capital restructuring efforts offset by decreased goodwill amortization expense of $0.4 million (see below) and decreases in payroll costs directly attributable to the Company's reorganization of its workforce in January 2002. Additionally, in connection with the Company's decision to exit the Chicago market (see Loss on disposal of Chicago assets below), the Company recently reduced its workforce at its corporate support center and recorded a severance charge of $0.2 million in July 2002. This reduction in workforce is expected to result in annualized savings of approximately $1.3 million.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which superseded APB Opinion No. 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Under the provisions of SFAS 142, a two-step impairment test is first used to identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. Any impairment loss that is recorded in connection with the initial application of SFAS 142 will be reported as a cumulative change in accounting principle. The Company adopted the provisions of SFAS 142 in the first fiscal quarter of 2002. Upon adoption of SFAS 142, the Company made determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test and has identified a potential impairment of goodwill related to its retail and manufacturing reporting units. The Company has not yet completed the second step of the test that will measure the amount of impairment loss. In accordance with SFAS 142, the second step of the impairment test will be completed prior to the issuance of the consolidated financial statements for the year ending December 28, 2002 and the Company expects to record a charge of up to $53.3 million upon completion of the test.

     Loss on disposal of Denver assets: In June 2001, the Company entered into an agreement to sell substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Total consideration received by the Company for the sale of the related assets aggregated $0.3 million resulting in a loss on disposal of assets of $1.7 million. Such loss included provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction.

     Loss on disposal of Chicago assets: In June 2002, the Company entered into an agreement to sell 100% of its ownership interests in Bedding Experts to Mattress World, Inc. ("MW"), an unrelated third party. Accordingly, MW acquired all assets and liabilities of Bedding Experts as of the effective date of the transaction. Additionally, MW has agreed to assume the rights and obligations of all other Company retail and warehouse facilities leased and owned in the Chicago market. Total cash consideration to be received by the Company for the sale of the related assets is $1.2 million resulting in a loss on disposal of assets of $3.1 million, inclusive of a $0.9 million charge to cost of sales as this amount relates to losses incurred on inventory. The carrying value of the assets and liabilities sold to MW were $2.0 million in inventory, $2.1 million in property and equipment, $0.6 million in other assets and $0.4 million in customer deposit liabilities.

     Reserve for settlement of lawsuit: The Company is a defendant in a California state court class action lawsuit brought by certain current and former employees alleging unfair labor practices. The action sought allegedly unpaid wages and penalties, attorneys' fees, and costs. The Company has recently reached a tentative agreement to resolve this litigation, which is subject to approval by the Court and by the members of the plaintiff class. Pursuant to the terms of the proposed settlement, the Company would be obligated to provide cash and non-cash consideration of $1.75 million related to restitution to the class members and for legal and administrative costs. Such proposed settlement would be satisfied through a cash payment of $0.7 million and non-cash benefits being provided to the members of the plaintiff class. Accordingly, the Company recorded a charge of $1.75 million in the three-month period ended June 29, 2002 to accrue for such loss.

     Reserve for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million. While the Company will continue to pursue its rights related to this claim, management believes that the recoverability of these amounts is uncertain. Accordingly, a charge in the amount of $1.6 million was recorded during the three month period ended June 30, 2001 to establish a reserve against this outstanding receivable.

     Interest expense: The total outstanding borrowings under our credit facility were $27.7 million at June 29, 2002 compared to $18.0 million at June 30, 2001. Interest expense for the three months ended June 29, 2002 and June 30, 2001 was $5.2 million and $5.4 million, respectively. The decrease in interest expense is due to a decrease in our weighted average interest rate from 9.5% for the three months ended June 30, 2001 to 6.0% for the three months ended June 29, 2002, offset by the higher average outstanding borrowings under our credit facility during the three months ended June 29, 2002 as compared to the three months ended June 30, 2001.

     Benefit from income taxes: Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, the Company has maintained a 100% valuation allowance to offset the deferred tax assets recorded during the three months ended June 29, 2002. Therefore, no benefit from income taxes was recorded during the three months ended June 29, 2002. The effective income tax rate for the three months ended June 30, 2001 was 37.0% and differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

     Net loss: Primarily as a result of the reasons discussed above, net loss was $12.9 million or 21.4% of net sales in the three months ended June 29, 2002 as compared to net loss of $6.5 million or 10.6% of net sales in the three months ended June 30, 2001.

     The following discussion compares our results of operations for the six months ended June 29, 2002 to the six months ended June 30, 2001. The table below sets forth our statement of operations in dollars and as a percentage of sales for the periods indicated.



                                             Six Months Ended        % of        Six Months Ended      % of
                                              June 30, 2001          Sales         June 29, 2002       Sales
                                             -----------------      ------        -------------        ------
     Net sales .............................    $  121,462          100.0%         $    118,989        100.0%
     Cost of sales .........................        83,509           68.8                81,805         68.8
                                                ----------          ------         ------------        ------
        Gross profit .......................        37,953           31.2                37,184         31.2

     General and administrative
        expenses ...........................        41,775           34.4                43,832         36.8
     Loss on disposal of assets ............         1,689            1.4                 2,237          1.9
     Reserve for Heilig-Meyers
        receivable .........................         1,564            1.3                     -            -
     Reserve for settlement of lawsuit .....             -                                1,750          1.5
                                                ----------          ------         ------------        ------
        Income (loss) from operations ......        (7,075)          (5.9)              (10,635)        (9.0)
     Other income (expense):
         Interest income ...................           210            0.2                    46            -
         Interest expense ..................       (10,385)          (8.5)              (10,513)        (8.8)
                                                ----------          ------         ------------        ------
     Income (loss) before benefit from
        income taxes .......................       (17,250)         (14.2)              (21,102)       (17.8)
     Benefit from income taxes .............        (6,365)          (5.2)                    -            -
                                                 ---------          ------         ------------        ------
     Net income (loss) .....................    $  (10,885)          (9.0)%        $    (21,102)       (17.8)%
                                                ==========          ======         ============        ======


Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

     Net sales: The Company's net sales for the six months ended June 29, 2002 decreased $2.5 million to $119.0 million from $121.5 million for the six months ended June 30, 2001. This decrease in overall sales is primarily due to the overall slow down in mattress sales throughout the industry and increased store concentrations from specialty and traditional retailers offset by year over year increases in net sales in certain of our markets. The decrease is comprised of a $1.6 million, or 1.3%, decrease in our retail net sales coupled with a $0.9 million, or 75.0%, decrease in the external net sales of our manufacturing operation.

     Our net sales from retail operations, manufacturing sales to our retail operations, and manufacturing sales to external retailers were $118.7 million, $18.0 million, and $0.3 million, respectively, in the six months ended June 29, 2002, and $120.2 million, $18.9 million and $1.2 million, respectively, in the six months ended June 30, 2001.

     Overall, MDC's retail sales for the six months ended June 29, 2002 decreased $1.6 million or 1.3%. The decrease in retail sales for the six months ended June 29, 2002 is attributable to (a) the loss of $1.7 million in revenue derived from the Denver market during the first six months of 2001 and (b) a $4.0 million decrease in comparable store sales offset by (c) a $4.1 million net increase resulting from net new store openings. Excluding the impact of the $1.7 million in revenue derived from the Denver retail market in the 2001 period, net retail sales increased year over year by $0.1 million. Management continues to pursue initiatives to improve the operating performance of the retail stores.

     Net sales generated by the Company's manufacturing operations during the six months ended June 29, 2002, decreased $1.8 million to $18.3 million from $20.1 million for the six months ended June 30, 2001. Substantially all of our manufacturing output is now consumed by our retail operations. Sales to external retailers decreased to $0.3 million from $1.2 million. The decrease in external net sales of our manufacturing operations is primarily due to lower sales to Heilig-Meyers.

     Effective August 2, 2001, the Company has closed its Denver, Colorado retail operations. The Denver market consisted of 14 stores and a distribution center servicing the metro-Denver area. Revenues for the Denver market included in the accompanying statements of operations for the six months ended June 30, 2001 were $1.7 million. The operating loss for the Denver market included in the accompanying statements of operations for the six months ended June 30, 2001 was $1.0 million. See Loss on disposal of Denver assets for further discussion of this transaction.

     Effective June 21, 2002, the Company closed its Chicago, Illinois retail operations. The Chicago market consisted of 58 stores and a distribution center servicing the metro-Chicago area. Revenues for the Chicago market included in the accompanying statements of operations for the three months ended June 29, 2002 and June 30, 2001, were $11.1 million and $14.6 million, respectively. The operating loss for the Chicago market included in the accompanying statements of operations for the three months ended June 29, 2002 and June 30, 2001 were $4.1 million and $2.0 million, respectively, exclusive of the $2.2 million loss on disposal of Chicago assets. See Loss on disposal of Chicago assets for further discussion of this transaction.

     Gross profit: Gross profit for the six months ended June 29, 2002 decreased $0.8 million or 2.1% to $37.2 million from $38.0 million for the six months ended June 30, 2001. As a percentage of net sales, gross profit remained consistent at 31.2% for the six months ended June 29, 2002 and June 30, 2001. During the six months ended June 29, 2002, the Company incurred increased occupancy costs due to new store openings offset by increased selling margins realized by the company and reductions in inventory shrinkage achieved as a result of increased management oversight and improved systems and controls. As of June 29, 2002, the Company operated 247 stores compared to 301 stores operating as of June 30, 2001.

     General and administrative expenses: General and administrative expenses for the six months ended June 29, 2002 increased $2.0 million or 4.9% to $43.8 million from $41.8 million for the six months ended June 30, 2001. As a percentage of net sales, general and administrative expenses were 36.8% in the six months ended June 29, 2002, compared to 34.4% in the six months ended June 30, 2001. The increase in general and administrative expenses is primarily due to increased advertising expenditures and increased professional fees associated with the Company's current capital restructuring efforts offset by decreased goodwill amortization expense of $0.8 million (see below) and decreases in payroll costs directly attributable to the Company's reorganization of its workforce in January 2002. Additionally, in connection with the Company's decision to exit the Chicago market (see Loss on disposal of Chicago assets below), the Company recently reduced its workforce at its corporate support center and recorded a severance charge of $0.2 million in July 2002. This reduction in workforce is expected to result in annualized savings of approximately $1.3 million.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which superseded APB Opinion No. 17, "Intangible Assets", and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Under the provisions of SFAS 142, a two-step impairment test is first used to identify potential goodwill impairment and second, to measure the amount of goodwill impairment loss, if any. Any impairment loss that is recorded in connection with the initial application of SFAS 142 will be reported as a cumulative change in accounting principle. The Company adopted the provisions of SFAS 142 in the first fiscal quarter of 2002. Upon adoption of SFAS 142, the Company made determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test and has identified a potential impairment of goodwill related to its retail and manufacturing reporting units. The Company has not yet completed the second step of the test that will measure the amount of impairment loss. In accordance with SFAS 142, the second step of the impairment test will be completed prior to the issuance of the consolidated financial statements for the year ending December 28, 2002 and the Company expects to record a charge of up to $53.3 million upon completion of the test.

     Loss on disposal of Denver assets: In June 2001, the Company entered into an agreement to sell substantially all of the assets of our Denver, Colorado retail operations, including inventory and property and equipment. Total consideration received by the Company for the sale of the related assets aggregates $0.3 million resulting in a loss on sale of assets of $1.7 million. Such loss includes provisions for employee severance, future minimum lease commitments and costs associated with the closing of the transaction.

     Loss on disposal of Chicago assets: In June 2002, the Company entered into an agreement to sell 100% of its ownership interests in Bedding Experts to Mattress World, Inc. ("MW"), an unrelated third party. Accordingly, MW acquired all assets and liabilities of Bedding Experts as of the effective date of the transaction. Additionally, MW has agreed to assume the rights and obligations of all other Company retail and warehouse facilities leased and owned in the Chicago market. Total cash consideration to be received by the Company for the sale of the related assets is $1.2 million resulting in a loss on disposal of assets of $3.1 million, inclusive of a $0.9 million charge to cost of sales as this amount relates to losses incurred on inventory. The carrying value of the assets and liabilities sold to MW were $2.0 million in inventory, $2.1 million in property and equipment, $0.6 million in other assets and $0.4 million in customer deposit liabilities.

     Reserve for settlement of lawsuit: The Company is a defendant in a California state court class action lawsuit brought by certain current and former employees alleging unfair labor practices. The action sought allegedly unpaid wages and penalties, attorneys' fees, and costs. The Company has recently reached a tentative agreement to resolve this litigation, which is subject to approval by the Court and by the members of the plaintiff class. Pursuant to the terms of the proposed settlement, the Company would be obligated to provide cash and non-cash consideration of $1.75 million related to restitution to the class members and for legal and administrative costs. Such proposed settlement would be satisfied through a cash payment of $0.7 million and non-cash benefits being provided to the members of the plaintiff class. Accordingly, the Company recorded a charge of $1.75 million in the three-month period ended June 29, 2002 to accrue for such loss.

     Reserve for Heilig-Meyers receivable: The Company has been pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million. While the Company will continue to pursue its rights related to this claim, management believes that the recoverability of these amounts is uncertain. Accordingly, a charge in the amount of $1.6 million was recorded during the period ended June 30, 2001 to establish a reserve against this outstanding receivable.

     Interest expense: The total outstanding borrowings under our credit facility were $27.7 million at June 29, 2002 compared to $18.0 million at June 30, 2001. Interest expense for the six months ended June 29, 2002 and June 30, 2001 was $10.5 million and $10.4 million, respectively. The increase in interest expense is due to higher average outstanding borrowings under our credit facility during the six months ended June 29, 2002 as compared to the six months ended June 30, 2001 offset by a decrease in our weighted average interest rate from 9.5% for the six months ended June 30, 2001 to 6.0% for the six months ended June 29, 2002.

     Benefit from income taxes: Based upon a number of factors, management believes that the available objective evidence creates sufficient uncertainty regarding the recoverability of the Company's deferred tax assets. Accordingly, the Company has maintained a 100% valuation allowance to offset the deferred tax assets recorded during the six months ended June 29, 2002. Therefore, no benefit from income taxes was recorded during the six months ended June 29, 2002. The effective income tax rate for the six months ended June 30, 2001 was 36.9% and differs from the federal statutory rate primarily as a result of state income taxes and the non-deductibility of goodwill amortization.

     Net loss: Primarily as a result of the reasons discussed above, net loss was $21.1 million or 17.8% of net sales in the six months ended June 29, 2002 as compared to net loss of $10.9 million or 9.0% of net sales in the six months ended June 30, 2001.

                             Liquidity and Cash Flow

     During the six months ended June 29, 2002, the Company incurred a pre-tax loss from continuing operations of $21.1 million. The Company expects to incur a pre-tax loss in fiscal 2002. As of June 29, 2002, the Company's current assets totaled $29.7 million and current liabilities were $216.9 million, resulting in a net working capital deficit of approximately $187.2 million. The Company's stockholder's deficiency was $119.0 million as of June 29, 2002.

     The Company's liquidity has been, and continues to be, materially constrained. During 2001, the Company funded capital requirements for operating and investing activities with proceeds from borrowings under its senior credit facility, managing its net working capital and from cash on hand. As discussed in Note 3, the Company has successfully renegotiated its senior credit facility, which has resulted in an increase in the total commitment from $20.0 million to $30.0 million. At June 29, 2002, the total outstanding borrowings under this credit facility aggregated $27.7 million, exclusive of $2.0 million in outstanding letters of credit.

     In order to minimize its losses from operations and to enhance its operating cash flows, the Company continues to pursue opportunities to make its operations more efficient. The Company's operating plan for 2002 called for new store openings, reductions in inventory levels, increased payment terms with our primary supplier (a related party), improvement to gross margins, expansion of a new advertising campaign and improved market conditions. Management believed that successful execution of the 2002 operating plan would result in the Company meeting or exceeding its 2002 budgeted cash flow projections, and being compliant with the terms of its credit facilities. However, the Company's results of operations for the six months ended June 29, 2002 are behind plan and the Company is currently in non-compliance with its outstanding indebtedness. As a result, management is implementing a contingency plan. The contingency plan has been developed and designed to generate additional positive cash flows and includes, but is not limited to, deferring the opening of new stores, forgoing the remodeling of existing stores, exiting from or restructuring under-performing markets and reducing advertising expenditures and general and administrative expenses. The failure of the Company to achieve one or all of the above items may have a material adverse impact on the Company's financial position, results of operations and cash flows. In addition, absent a restructuring by the Company of its outstanding indebtedness or the execution of another satisfactory transaction, the Company will not be able to generate sufficient cash flows to meet its current obligations over the next twelve months. The Company has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options.

     As further discussed above, the Company entered into an agreement to sell all of its Chicago operations to an unrelated third party and to exit the market effective June 21, 2002. Additionally, in connection with the Company's decision to exit the Chicago market, we recently reduced the workforce at our corporate support center and recorded a severance charge of $0.2 million in July 2002. This reduction in workforce is expected to result in annualized savings of approximately $1.3 million.

     Further, on July 15, 2002, the Company announced that it was deferring an $8.8 million interest payment on its 12 5/8% Senior Notes due 2007 ("Senior Notes") and is using the 30-day grace period provided for under the terms of the related indenture agreement (the "Indenture"). Deferment beyond the 30-day grace period would result in an event of default under the terms of the Indenture as well as a cross-default under the Company's Amended Senior Credit Facility. The Company and its financial advisors are currently in discussions with the Ad-hoc committee of holders of a majority of the outstanding Senior Notes (the "Bondholder Committee") to negotiate the terms of a restructuring of the Company's capital structure. As further discussed below in Factors Effecting Future Operating Results, the Company entered into a standstill agreement with the Bondholder Committee on August 2, 2002 that is in effect through September 30, 2002. On August 2, 2002, the Company entered into an agreement with its primary supplier (a related party) that provides for amended supply agreement terms through September 30, 2002. The standstill agreement with the Bondholder Committee terminates in the event of a default under the Indenture other than for nonpayment of the July 15, 2002 interest payment or in the event the Company terminates or further modifies its agreement with our primary supplier (a related party) after August 2, 2002. On August 12, 2002, the Company entered into a standstill agreement with the lenders under its Amended Senior Credit Facility that is in effect through September 25, 2002.

          Cash Flows from Operating, Investing and Financing Activities

     Cash Flows - Operating Activities

     Net cash used in operating activities for the six months ended June 29, 2002 was $9.0 million, as compared to the $9.3 million of cash used by operating activities for the six months ended June 29, 2001. The primary cause of the decreased cash flow from operations in the six-month period ended June 29, 2002 was the Company's net loss of $21.1 million in the current period net of positive working capital changes during the period.

     Cash Flows - Investing Activities

     Our principal use of cash for investing activities has historically been capital expenditures for new store openings. Total capital expenditures for the six months ended June 29, 2002 and June 30, 2001 were $0.7 million and $2.4 million, respectively. The spending in 2002 is primarily related to new store openings. The spending in 2001 was primarily related to new store openings as well as to the implementation of a new POS/Inventory system throughout the 2001 fiscal year. The decrease in capital spending is reflective of a reduction in the rate of new store openings, one of the elements of management's contingency plan discussed above.

     Cash Flows - Financing Activities

     Net cash provided by financing activities was $8.4 million for the six months ended June 29, 2002 as compared to $17.9 million provided by financing activities during the six months ended June 30, 2001. Cash provided by financing activities in the six months ended June 29, 2002 primarily related to $12.5 million of borrowings offset by $2.8 million in repayments under the Amended Senior Credit Facility. Cash provided by financing activities in the six month period ended June 30, 2001 primarily related to $18.0 million in borrowings under the Company's Amended Senior Credit Facility in April 2001.

     Other

     The Company is pursuing its rights in the Heilig-Meyers bankruptcy proceeding to recover an outstanding receivable in the aggregate amount of $1.6 million.

                                Sources of Funds

     In connection with the leveraged recapitalization of the Company in 1999, we incurred significant amounts of debt requiring interest payments on the Senior Notes and interest payments and principal payments under a senior credit facility. Our liquidity needs relate to working capital and capital expenditures. Cash and cash equivalents at June 29, 2002 and December 29, 2001 were approximately $2.8 million and $3.9 million, respectively.

     Until January 11, 2002, our liquidity needs were met primarily by our $20.0 million collateralized lending facility with a syndicate of banks (the "Prior Senior Credit Facility") originally entered into to finance a portion of the recapitalization and to provide available borrowings for use in the normal course of business. The outstanding balance at December 29, 2001 under the Prior Senior Credit Facility was $18.0 million with a weighted average interest rate of 8.7% for the year then ended. At December 29, 2001, the Company was not in compliance with the total debt ratio and interest coverage ratio covenants under the Prior Senior Credit Facility and, accordingly, sought waivers and modifications of certain of the covenants under the Prior Senior Credit Facility. In connection with that process, the Company entered into an amended and restated Senior Credit Facility (the "Amended Senior Credit Facility") on January 11, 2002, which increased available liquidity from $20.0 million under the Prior Senior Credit Facility to $30.0 million under the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for two tranches of revolving loans; Tranche A for up to $17.5 million (including letters of credit of up to $5.0 million) subject to limitations on availability pursuant to a borrowing base formula, which is based on eligible accounts receivable, inventory and property, plant and equipment, and Tranche B for up to $12.5 million. The interest rate under the Amended Senior Credit Facility, which is determined by the Company for each borrowing, is either: (1) the base rate, which is the higher of (a) the prime lending rate (4.75% at June 29, 2002) plus a margin, (b) the secondary market rate for three month depository certificates plus 1% and a margin or (c) the Federal funds effective rate plus 0.5% and a margin, or
     (2) the Eurodollar rate (1.8% at June 29, 2002) plus a margin. The margins of the loans under the Amended Senior Credit Facility are 2.5% for base rate loans and 3.5% for Eurodollar loans. Commitment fees are payable at a rate per annum of 0.5% on the undrawn amounts of the Tranche A revolving loans. As of May 14, 2002, the Company entered into a First Amendment to the Amended Senior Credit Facility, pursuant to which, among other things, certain contemplated transactions were added as permitted sales under the facility. As of June 20, 2002, the Company entered into a Second Amendment to the Amended Senior Credit Facility, pursuant to which, among other things, the Company's contemplated sale of its Chicago market was added as a permitted sale under the facility, the Company's minimum EBITDA covenant was modified and a provision was added requiring that the proceeds of certain assets sales be used to repay indebtedness, and reduce the commitment, under the Amended Senior Credit Facility. At June 29, 2002, total outstanding borrowings under the Amended Senior Credit Facility aggregated $27.7 million, with a weighted average interest rate of 6.0%, exclusive of $2.0 million in letters of credit.

     Pursuant to the terms of the Amended Senior Credit Facility, the Company is required to remit quarterly principal repayments on Tranche A of $250 commencing March 31, 2002. Additionally, there is a corresponding quarterly $250 decrease in the Tranche A commitment by the lenders. However, the Tranche B commitment by the lenders has a corresponding increase of $250 each quarter commencing March 31, 2002 that can be used to fund the quarterly Tranche A payments. Through August 12, 2002, the Company has remitted all principal repayments required under the terms of the Amended Senior Credit Facility.

     The Amended Senior Credit Facility requires the Company to meet certain levels of consolidated EBITDA, measured at the end of each fiscal quarter, beginning the first fiscal quarter of 2002. Pursuant to the terms of the Amended Senior Credit Facility, non-compliance with the financial covenants or an event of default under the Indenture results in a default which permits the lenders, and the Agents under the Amended Senior Credit Facility, to exercise certain remedies, including the right to terminate the lender's commitment and declare all outstanding loans and any accrued interest immediately due and payable. The Company did not achieve the required consolidated EBITDA level for the period ended June 29, 2002. Although the lenders are permitted to exercise the remedies discussed above, they have not done so as of August 12, 2002.

     Furthermore, the Company's deferral of the July 15, 2002 interest payment past August 14, 2002 would qualify as an event of default under the Amended Senior Credit Facility. On August 12, 2002, the Company entered into a standstill agreement with the lenders and Agent under the Amended Senior Credit Facility pursuant to which the lenders and Agent will refrain from exercising any rights or remedies that may arise as a result of the Company's deferral of the July 15th interest payment and its failure to satisfy the EBITDA financial covenant. The standstill agreement is in effect through September 25, 2002. The standstill agreement does not prevent the lenders and Agent from exercising their rights under the Amended Senior Credit Facility with respect to matters not covered by the Standstill Agreement.

     The revolving loans under the Amended Senior Credit Facility are due in February 2004. However, as a result of the Company's non-compliance with the financial covenants, amounts outstanding under the Amended Senior Credit Facility are classified as current liabilities in the accompanying balance sheet at June 29, 2002. Amounts due under the Indenture are due in 2007. However, as a result of the Company's failure to make its July 15, 2002 interest payment, and the matters described in Note 2 to these financial statements, it is probable that an event of default will occur. Accordingly, amounts due under the Indenture are also classified as current liabilities in the accompanying balance sheet at June 29, 2002.

     The Amended Senior Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and certain equity and debt financing transactions, and from "excess cash flow", as defined in the agreement. In addition, the Amended Senior Credit Facility contains restrictions, subject to certain exceptions, including, but not limited to, engaging in transactions with affiliates; prepaying subordinated debt and the Company's Senior Notes; incurring indebtedness and liens; declaring dividends or redeeming or repurchasing capital stock; making loans and investments, engaging in mergers, acquisitions, consolidations and asset sales, and making capital expenditures above a certain threshold.

     Our primary supplier (a related party), purchased a $12.5 million participation in our Amended Senior Credit Facility in January 2002.

     T.J.B. and Holdings have guaranteed the Company's obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility is collateralized by substantially all of the assets of the Company.

     At December 29, 2001 and June 29, 2002, the Company had approximately $3.9 million and $4.1 million, respectively, of outstanding letters of credit, inclusive of cash collateralized letters of credit aggregating $1.9 million at December 29, 2001 and June 29, 2002.

                   Factors Affecting Future Operating Results

     Our current revenue level is not high enough to enable us to service our outstanding indebtedness and, consequently, we are currently seeking to restructure the $134.5 million outstanding under our Senior Notes and $27.7 million under our Amended Senior Credit Facility and to evaluate other strategic alternatives.

     On July 15, 2002, we deferred an interest payment of approximately $8.8 million due under our Senior Notes. Pursuant to the terms of the Senior Notes and related Indenture, we will be in default under the Indenture if we defer this interest payment for more than 30 days (i.e., past August 14, 2002). To be in a position to attempt to renegotiate our indebtedness, we entered into standstill agreements with the holders of our Senior Notes and with the lenders under our Amended Senior Credit Facility. Additionally, we entered into an agreement with our primary supplier (a related party), that provides for amended supply agreement terms through September 30, 2002.

     The standstill agreement with the holders of our Senior Notes, which was signed on August 2, 2002, provides that holders of our Senior Notes will refrain from exercising any rights or remedies under the Indenture, or otherwise taking action, to collect the Senior Notes as a result of the deferral of the July 15, 2002 interest payment. This standstill agreement will be in effect through September 30, 2002. This agreement terminates in the event of a default under the Indenture other than for nonpayment of the July 15, 2002 interest payment or in the event we terminate or modify our agreement with our primary supplier (a related party).

     The standstill agreement with the lenders under our Amended Senior Credit Facility provides that the lenders and the Agent will refrain from exercising any rights or remedies that they may have under the terms of the Amended Senior Credit Facility resulting from our failure to satisfy a financial covenant under the Amended Senior Credit Facility relating to our EBITDA as of June 29, 2002 or any cross-default that may arise as a result of our deferral of the July 15, 2002 interest payment under the Indenture. This agreement will be in effect through September 25, 2002.

     Our standstill agreements do not prevent holders of our 12 5/8% Senior Notes or our lenders under our Amended Senior Credit Facility from exercising their rights under the Indenture or Amended Senior Credit Facility, respectively, in the event that we default on provisions of the Indenture and Amended Senior Credit Facility not covered by the standstill agreements.

     If we are unable to restructure our indebtedness or are unsuccessful in pursuing other strategic alternatives before the standstill agreements terminate, holders of our 12 5/8% Senior Notes and the lenders and the Agent under our Amended Senior Credit Facility may exercise their rights under the Indenture and Amended Senior Credit Facility, respectively. Further, our secured lenders would have the right to foreclose on substantially all of our assets. Under these circumstances, we may be compelled to seek protection from our creditors using any legally available means. While it may be possible for us to extend the standstill agreements with holders of our Senior Notes and lenders under our Amended Senior Credit Facility beyond September 25, 2002, there is no guarantee that we will be able to do so. Our inability to successfully restructure our indebtedness or to pursue and complete a strategic alternative will have a material adverse effect on our business, financial condition and our continued operation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We do not believe that we have material quantitative or qualitative market risk exposures. However, the interest rate under the Amended Senior Credit Facility fluctuates based on either the prime lending rate or the Eurodollar rate. See Note 3 to the unaudited consolidated financial statements for further information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We are party to various proceedings arising from time to time in the ordinary course of business. We do not expect that these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

        Additionally, as of June 29, 2002, we are is a defendant in a California state court class action lawsuit brought by certain current and former employees alleging unfair labor practices. The action sought allegedly unpaid wages and penalties, attorneys' fees, and costs. We have recently reached a tentative agreement to resolve this litigation, which is subject to approval by the Court and by the members of the plaintiff class. Pursuant to the terms of the proposed settlement, we would be obligated to provide cash and non-cash consideration of $1.75 million related to restitution to the class members and for legal and administrative costs. Such proposed settlement would be satisfied through a cash payment of $0.7 million and non-cash benefits being provided to the members of the plaintiff class. Accordingly, we recorded a charge of $1.75 million in the three-month period ended June 29, 2002 to accrue for such loss.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        On July 15, 2002, we announced that we were deferring an interest payment of approximately $8.8 million which was due on July 15, 2002 under our outstanding 12 5/8% Senior Notes. We also announced that if we did not pay the interest payment within 30 days, we would be in default under the indenture governing the 12 5/8% Senior Notes, which would also then constitute a cross-default under our Amended Senior Credit Facility.

        On August 2, 2002 and August 12, 2002, we entered into standstill agreements with the holders of a majority of our outstanding 12 5/8% Senior Notes and the lenders under our Amended Senior Credit Facility, respectively. These standstill agreements provide that holders of our 12 5/8% Senior Notes and lenders under our Amended Senior Credit Facility will refrain from exercising any rights or remedies that they may have under the terms of the indenture governing the 12 5/8% Senior Notes or the Amended Senior Credit Facility resulting from any default that may arise as a result of our interest payment deferral or our failure to satisfy a financial covenant under the Amended Senior Credit Facility relating to our EBITDA as of June 29, 2002. Our standstill agreements do not prevent holders of our 12 5/8% Senior Notes or lenders under our Amended Senior Credit Facility from exercising their rights under the Indenture or Amended Senior Credit Facility, respectively, in the event that we default on provisions of the Indenture and Amended Senior Credit Facility not covered by the standstill agreements.

        The standstill agreements with the holders of a majority of our outstanding 12 5/8% Senior Notes and the lenders under our Amended Senior Credit Facility will expire on September 30, 2002 and September 25, 2002, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

        This Item is not applicable.

Item 5. Other Information

        Mattress Discounters Corporation publicly announced on August 9, 2002 that it has entered into a Standstill Agreement with a majority of the holders of its outstanding 12 5/8% Series B Senior Notes due 2007
        ("12 5/8% Senior Notes") pursuant to which the bondholders agreed to refrain from exercising any rights or remedies or take any other collection action on account of Mattress Discounters' failure to pay the interest payment due July 15, 2002 (the "July 15 Payment") before September 30, 2002. The Standstill Agreement will terminate in the event Mattress Discounters either defaults under the indenture for the 12 5/8% Senior Notes other than the non-payment of the July 15 Payment, or terminates or modifies its agreement with its primary supplier.

        Furthermore, the Company's deferral of the July 15, 2002 interest payment past August 14, 2002 would qualify as an event of default under the Indenture. On August 12, 2002, the Company entered into a standstill agreement with the lenders under the Amended Senior Credit Facility pursuant to which the lenders will refrain from exercising any rights or remedies that may arise as a result of the our deferral of the July 15th interest payment and our failure to satisfy an EBITDA financial covenant. The standstill agreement is in effect through September 25, 2002. The standstill agreement does not prevent the lenders from exercising their rights under the Amended Senior Credit Facility with respect to matters not covered by the Standstill Agreement.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (1)  Exhibit 10.1 -  Amendment, dated as of May 14, 2002, to the Credit Agreement, dated January 11, 2002 by and between Mattress Discounters Holding Corporation, Mattress Discounters
                                  Corporation, the Lenders, as defined therein, and JP Morgan Chase Bank, as Administrative Agent.

             (2)  Exhibit 10.2 -  Amendment, dated as of June 20, 2002 to the Credit Agreement, dated January 11,
                                  2002 by and between Mattress Discounters
                                  Holding Corporation, Mattress Discounters
                                  Corporation, the Lenders, as defined
                                  therein, and JP Morgan Chase Bank, as
                                  Administrative Agent.

             (3)  Exhibit 10.3# - Amendment No. 4, dated January 10, 2002, to the Supply Agreement, dated March 17, 1997 by and between Mattress Discounters Corporation and Sealy, Inc.

             (4)  Exhibit 10.4# - Agreement dated August 2, 2002 by and between Mattress Discounters Corporation and Sealy, Inc.

             (5)  Exhibit 10.5 -  Standstill Agreement dated August 2, 2002, by and among Mattress Discounters Corporation and certain holders of Mattress Discounters Corporation 12 5/8% Senior Notes, Series A and Series B, due 2007.

             (6)  Exhibit 10.6 -  Standstill Agreement dated August 12, 2002, by and among Mattress Discounters Holding
                                  Corporation, Mattress Discounters
                                  Corporation, the Lenders, as defined therein, and JP Morgan Chase Bank, as Administrative Agent.

             (7)  Exhibit 10.7 -  Stock Purchase Agreement, dated as of June
                                  14, 2002, by and between Mattress Discounters Corporation and Mattress World, Inc.

             (8)  Exhibit 99.1 -  Certification statement pursuant to 18
                                  U.S.C. ss. 1350

             (9)  Exhibit 99.2 -  Press Release of Mattress Discounters dated
                                  August 9, 2002, announcing Standstill
                                  Agreement with Senior Bondholders.

             # - Confidential treatment requested for certain portions of these documents.

        (b)  Reports on Form 8-K

             During the period covered by this report, the Company filed the following Reports on Form 8-K:

             (1) Form 8-K dated July 15, 2002, and filed with the Commission on July 16, 2002, reporting information under Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MATTRESS DISCOUNTERS CORPORATION

Date: August 13, 2002                      /s/ Rick Frier
                                           ------------------------
                                           Rick Frier
                                           Chief Financial Officer